Form 10-Q
period 2020-09-30
ALX ONCOLOGY HOLDINGS INC
filed 2020-11-12
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2020, the registrant had 37,107,522 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	80
Item 4.	Mine Safety Disclosures	80
Item 5.	Other Information	80
Item 6.	Exhibits	81
	Signatures	82

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

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

ALX Oncology Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$259,484	$9,017
Receivables due from related-party	527	536
Prepaid expenses and other current assets	2,393	256
Total current assets	262,404	9,809
Property and equipment, net	45	860
Other assets	—	7
Total assets	$262,449	$10,676

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,421	$3,748
Accrued expenses and other current liabilities	3,205	1,236
Term loan - current	2,571	—
Total current liabilities	7,197	4,984
Term loan - non-current	3,189	5,421
Other non-current liabilities	47	547
Total liabilities	10,433	10,952
Commitments and contingencies (Note 11)
Series A convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of September 30, 2020; 9,421,633 shares authorized as of December 31, 2019; 9,297,081 shares issued and outstanding as of December 31, 2019; aggregate liquidation preference of $73,571 as of December 31, 2019	—	60,933
Series B convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of September 30, 2020; 2,145,370 shares authorized as of December 31, 2019; 1,016,727 shares issued and outstanding as of December 31, 2019; aggregate liquidation preference of $10,014 as of December 31, 2019	—	9,430
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 1,000,000,000 and 1,519,618,271 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 37,107,522 and 3,166,946 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	37	3
Additional paid-in capital	351,727	2,140
Accumulated deficit	(99,748)	(72,782)
Total stockholders’ equity (deficit)	252,016	(70,639)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$262,449	$10,676

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Related-party revenue	$—	$1,256	$1,182	$3,583
Operating expenses:
Research and development	5,328	2,210	16,819	9,571
General and administrative	4,481	938	9,126	2,205
Cost of services for related-party revenue	—	1,142	1,075	3,257
Total operating expenses	9,809	4,290	27,020	15,033
Loss from operations	(9,809)	(3,034)	(25,838)	(11,450)
Interest expense	(226)	—	(660)	—
Other expense, net	(111)	(2)	(409)	(4)
Loss before income taxes	(10,146)	(3,036)	(26,907)	(11,454)
Income tax provision	(35)	(8)	(59)	(25)
Net loss and comprehensive loss	(10,181)	(3,044)	(26,966)	(11,479)
Cumulative dividends allocated to preferred stockholders	(578)	(1,071)	(5,202)	(2,957)
Net loss attributable to common stockholders	$(10,759)	$(4,115)	$(32,168)	$(14,436)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(1.33)	$(2.67)	$(4.72)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	29,664,122	3,100,544	12,052,876	3,061,082

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	10,313,808	$70,363	3,166,946	$3	$2,140	$(72,782)	$(70,639)
Vesting of early exercised stock options	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	(5,454)	(5,454)
Issuance of convertible preferred stock, net of issuance costs	11,055,966	104,680	—	—	—	—	—
Balance as of March 31, 2020	21,369,774	175,043	3,166,946	3	2,307	(78,236)	(75,926)
Vesting of early exercised stock options	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	2,853	—	2,853
Net loss	—	—	—	—	—	(11,331)	(11,331)
Balance as of June 30, 2020	21,369,774	175,043	3,166,946	3	5,166	(89,567)	(84,398)
Vesting of early exercised stock options	—	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	689	—	689
Net loss	—	—	—	—	—	(10,181)	(10,181)
Reclassification of warrants from liability to equity	—	—	—	—	1,019	—	1,019
Conversion of convertible preferred stock into common stock	(21,369,774)	(175,043)	21,369,774	21	175,022	—	175,043
Cumulative dividends	—	—	2,564,759	3	(3)	—	—
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	—	—	9,775,000	10	169,531	—	169,541
Issuance of common stock under equity incentive plans	—	—	182,111	—	299	—	299
Issuance of common stock upon net exercise of warrants	—	—	48,932	—	—	—	—
Balance as of September 30, 2020	—	$—	37,107,522	$37	$351,727	$(99,748)	$252,016

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	9,297,081	$60,933	3,161,747	$3	$1,758	$(53,539)	$(51,778)
Vesting of early exercised stock options	—	—	—	—	21	—	21
Stock-based compensation	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	(4,238)	(4,238)
Balance as of March 31, 2019	9,297,081	60,933	3,161,747	3	1,855	(57,777)	(55,919)
Vesting of early exercised stock options	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	(4,197)	(4,197)
Issuance of convertible preferred stock, net of issuance costs	1,016,727	9,430	—	—	—	—	—
Balance as of June 30, 2019	10,313,808	70,363	3,161,747	3	1,935	(61,974)	(60,036)
Vesting of early exercised stock options	—	—	—	—	18	—	18
Stock-based compensation	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	(3,044)	(3,044)
Balance as of September 30, 2019	10,313,808	$70,363	3,161,747	$3	$2,039	$(65,018)	$(62,976)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(26,966)	$(11,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	317
Stock-based compensation	3,693	222
Amortization of term loan discount and issuance costs	339	—
Changes in fair value of compound derivative liability and warrants	650	—
Gain on assignment of lease	(126)	—
Changes in operating assets and liabilities
Receivables due from related-party	9	(414)
Prepaid expenses and other current assets	(2,137)	360
Accounts payable	(2,323)	(91)
Accrued expenses and other current liabilities	1,995	(291)
Other non-current liabilities	(5)	1
Net cash used in operating activities	(24,674)	(11,375)
Investing activities
Purchase of property and equipment	(20)	(415)
Proceeds from assets held for sale	641	—
Net cash provided by (used in) investing activities	621	(415)
Financing activities
Proceeds from equity offerings, net	172,724	—
Payments of offering costs	(3,183)	—
Proceeds from exercise of common stock under equity incentive plans	299	—
Proceeds from related parties for issuance of convertible preferred stock, net	68,452	6,829
Proceeds from issuance of convertible preferred stock, net	36,228	2,601
Net cash provided by financing activities	274,520	9,430
Net increase (decrease) in cash and cash equivalents	250,467	(2,360)
Cash and cash equivalents at beginning of period	9,017	8,262
Cash and cash equivalents at end of period	$259,484	$5,902
Supplemental disclosure
Cash paid for interest	$295	$—
Cash paid for taxes	$47	$—
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$26	$59
Acquisition of property and equipment in accounts payable	$3	$—
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$175,043	$—
Accumulated dividend on convertible preferred stock	$3	$—

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

As of September 30, 2020, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

In July 2020, the Company consummated its initial public offering and issued 9,775,000 shares of common stock for net proceeds of approximately $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. Upon the closing of the initial public offering, all shares of convertible preferred stock outstanding and accrued cumulative dividends were automatically converted into 23,934,533 shares of common stock.

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock and 100,000,000 shares of undesignated preferred stock.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and cash equivalents of $259.5 million, which will be sufficient to fund its planned operations for a period of at least twelve months following the issuance of these condensed consolidated financial statements.

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

Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2020, and its results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for any subsequent periods, including the year ended December 31, 2020, and therefore should not be relied upon as an indicator of future results. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s final prospectus for the Company’s initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the SEC on July 17, 2020.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in the condensed consolidated statement of operations and comprehensive loss. Maintenance and repairs are charged to the condensed consolidated statement of operations and comprehensive loss as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the equity financing.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment charges recognized in the three and nine months ended September 30, 2020 and 2019.

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

Convertible Preferred Stock

The Company records convertible preferred stock net of issuance costs on the dates of issuance, which represents the carrying value. In the event of a change of control of the Company, proceeds will be distributed in accordance with the liquidation preferences set forth in its organization documents unless the holders of convertible preferred stock have converted their convertible preferred stock into common stock. Convertible preferred stock are classified outside of stockholders’ equity (deficit) on the accompanying condensed consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Upon the consummation of the Company’s initial public offering in July 2020, all shares of convertible preferred stock outstanding and accrued cumulative dividends automatically converted into 23,934,533 shares of common stock.

Series B Convertible Preferred Stock Warrant Liability

The Company has issued freestanding warrants to purchase its Series B convertible preferred stock. Freestanding warrants for the Company’s convertible preferred stock that are classified outside of permanent equity are recorded at fair value, and are subject to re-measurement at the end of every period until the earlier of the exercise of the warrants or the completion of a liquidation event, including the completion of an initial public offering. Upon exercise, the Series B convertible preferred stock warrant liability would be reclassified to additional paid-in capital, with any change in fair value recognized as a component of other expense, net. Following the Company’s initial public offering, the warrants were automatically converted to warrants to purchase shares of common stock (Note 5). The Company revalued the Series B convertible preferred stock warrants as of the completion of the initial public offering and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further re-measurement required as common stock warrants are considered permanent equity.

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

The Company makes significant judgments and estimates in determining the accrual balance at the end of each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. To assist in its estimates the Company relies upon the receipt of timely and accurate reporting from its clinical and non-clinical studies and other third-party vendors. Through September 30, 2020, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, and the actual services performed, and related costs may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.

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

Foreign Currency Transactions

The functional currency of the Company’s operation and each of its subsidiaries is U.S. dollars. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the consolidated statement of operations and comprehensive loss and recorded in other expense, net, and were immaterial for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU No. 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In June 2020, the FASB issued ASU No. 2020-05, which extends the effective date of ASU No. 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2021. The new standard is effective for the Company beginning January 1, 2022 (or earlier if the Company ceases to be an emerging growth company). Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this guidance on its condensed consolidated financial statements and related disclosures.

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

The Company measures its Series B convertible preferred stock warrant liability and term loan compound derivative liability at fair value on a recurring basis and these are classified as Level 3 liabilities. The fair value of the Series B convertible preferred stock warrant liability was determined using an option-pricing model. The Company revalued the Series B convertible preferred stock warrants as of the completion of the initial public offering and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further re-measurement required as the common stock warrants are considered permanent equity effective with the completion of the initial public offering. The Company calculated the fair value of the term loan compound derivative liability by computing the difference between the fair value of the term loan with the compound derivative using the “with and without” method under the income approach, and the fair value of the term loan without the compound derivative. The valuation methodology and underlying assumptions are discussed further in Note 5.

The following table sets forth the Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$90,114	—	—	$90,114
Financial liabilities
Non-current liabilities
Compound derivative liability	$—	—	43	$43

	As of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial liabilities
Non-current liabilities
Compound derivative liability	$—	—	51	$51
Warrant liability	$—	—	361	$361

The following table is a reconciliation of all financial liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

		Compound
	Warrant	Derivative
	Liability	Liability
Fair value at December 31, 2019	$361	$51
Change in fair value	658	(8)
Reclassification to equity	(1,019)	—
Fair value at September 30, 2020	$—	$43

The Company did not have any outstanding financial assets or liabilities to be re-measured on a recurring basis as of September 30, 2019.

There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2020 and the year ended December 31, 2019.

The carrying values of the Company’s financial instruments, such as accounts payable and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these items.

Term Loan

The estimated fair value of the Term Loan was $6.1 million as of September 30, 2020, which approximates the carrying value and is classified as Level 3. The Company utilized a market yield analysis and income approach to estimate a value for the Term Loan. The key valuation assumptions used consist of the discount rate of 12.0% and the probability of the occurrence of a change in control event of 20.0%.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Computer hardware and software	$74	$146
Machinery and equipment	40	1,698
Furniture and fixtures	9	36
Leasehold improvements	19	429
	142	2,309
Less: accumulated depreciation and amortization	(97)	(1,449)
Total property and equipment, net	$45	$860

Depreciation and amortization expense for the three months ended September 30, 2020 was nominal. Depreciation and amortization expense was $0.1 million for the three months ended September 30, 2019, and $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

At June 30, 2020, certain lab equipment and other assets for an aggregated net book value of $0.6 million relating to the asset transfer with Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc., or Tollnine), or Tallac Therapeutics, a related party (Note 9), met the criteria as assets held for sale. Those assets were reported at the lower of carrying value or fair value less costs to sell. In July 2020, the Company received $0.6 million cash in exchange for the transfer of such assets.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Accrued professional fees	$345	$122
Accrued compensation	1,124	924
Accrued clinical and nonclinical study costs	629	—
Accrued contract manufacturing	867	53
Other	240	137
Total accrued expenses and other current liabilities	$3,205	$1,236

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

The loans under the Loan Agreement bear interest at a floating per annum interest rate equal to the greater of 7.0% or 2.0% plus the prime rate as reported in The Wall Street Journal. The Wall Street Journal prime rate was 3.25% as of September 30, 2020. Therefore, the rate applicable to the Company as of September 30, 2020 was 7.0%.

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

In conjunction with the Loan Agreement, the Company has issued warrants to purchase 61,292 Series B convertible preferred stock to SVB and WestRiver with an exercise price of $9.4972 per share. Following the Company’s initial public offering, these warrants were automatically converted to warrants to purchase 61,292 shares of common stock at an exercise price of $9.4972 per share. The estimated fair value of the warrants at the date of issuance was approximately $0.4 million. The Company revalued the Series B convertible preferred stock warrants as of the completion of the initial public offering and reclassified the outstanding preferred stock warrant liability balance of $1.0 million to additional paid-in capital with no further re-measurement required as the common stock warrants are considered permanent equity effective July 16, 2020. The fair value of the common stock warrant was determined using a Black-Scholes option-pricing model with  the following assumptions: an expected term of 9.8 years, a volatility of 84.2%, a dividend rate of zero and a risk-free rate of 0.6%. The changes in fair value in warrant liability was recognized as a component of other expense, net in the accompanying condensed consolidated statement of operations and comprehensive loss. On August 17, 2020, SVB and WestRiver delivered the Notice of Exercise for net exercise of 61,292 warrants at an exercise price of $9.4972 per share. Accordingly, the Company issued 48,932 shares of the Company’s common stock (Note 6).

The loans under the Loan Agreement are secured by substantially all of the Company’s assets, except the Company’s intellectual property, which is the subject of a negative pledge.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. The Company recorded a term loan compound derivative liability of approximately $51,000 which will be marked-to-market in future periods. The Company calculated the fair value of the compound derivative by computing the difference between the fair value of the term loan with the compound derivative using the “with and without” method under the income approach, and the fair value of the term loan without the compound derivative. The Company calculated the fair values using a probability-weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate and the probability of the occurrence of a change in control event. The term loan compound derivative liability is being re-measured at each financial reporting period with any changes in fair value being recognized as a component of other expense, net in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2020, the fair value of the compound derivative liability was approximately $43,000 and was recorded in other non-current liabilities on the condensed consolidated balance sheets.

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

As of September 30, 2020, there were unamortized issuance costs and debt discounts of $0.2 million, which were recorded as a direct deduction from the term loan on the condensed consolidated balance sheet. Interest expense for the term loan was $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

The following table presents future payments of principal and interest as of September 30, 2020 (in thousands):

September 30, 2020
2020 (remaining three months)	$106
2021	3,743
2022	3,007
6,856
Less: amount representing interest	$(496)
Less: amount representing final payment	(360)
Term loan, principal amount	6,000
Less: unamortized issuance costs and debt discounts	(240)
Less: current portion	(2,571)
Non-current portion of term loan	$3,189

(6) CAPITAL STRUCTURE

Common Stock

Common stock reserved for future issuance, on an as if converted basis, as of September 30, 2020 and December 31, 2019, consists of the following:

	September 30,	December 31,
	2020	2019
Convertible preferred stock issued and outstanding	—	10,313,808
Stock options issued and outstanding	4,751,589	1,183,745
Stock options authorized for future issuance	2,941,162	566,900
Warrants issued and outstanding	—	61,292
Warrants authorized for future issuance	—	30,646
Total	7,692,751	12,156,391

Convertible Preferred Stock

On July 21, 2020, the Company completed its initial public offering and issued 9,775,000 shares of common stock for net proceeds of approximately $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. Upon the closing of the initial public offering, all shares of convertible preferred stock outstanding and accrued cumulative dividends were automatically converted into 23,934,533 shares of common stock.

As of December 31, 2019, the Company’s convertible preferred stock consisted of the following (in thousands, except share amounts):

	December 31, 2019
		Shares		Aggregate
	Authorized	Issued And	Net	Liquidation
	Shares	Outstanding	Proceeds(1)	Preference
Shares designated as:
Series A convertible preferred stock	9,421,633	9,297,081	$60,933	$73,571
Series B convertible preferred stock	2,145,370	1,016,727	9,430	10,014
Total	11,567,003	10,313,808	$70,363	$83,585

(1)	Net proceeds are gross proceeds from the offerings net of issuance costs

Preferred Stock Warrant Liability

On July 21, 2020, the warrants to purchase 61,292 Series B convertible preferred stock issued to SVB and WestRiver with an exercise price of $9.4972 per share were automatically converted to warrants to purchase 61,292 shares of common stock at an exercise price of $9.4972 per share. The Company revalued the Series B convertible preferred stock warrants as of the completion of the initial public offering and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further re-measurement required as the common stock warrants are considered permanent equity.

On August 17, 2020, SVB and WestRiver delivered the Notice of Exercise to net exercise 61,292 warrants at an exercise price of $9.4972 per share. Accordingly, the Company issued 48,932 shares of the Company’s common stock.

Dividends

Cumulative dividends of 6.0% per annum of the original issue price for each preferred stock series are payable when and as declared by the Company’s Board of Directors, or Board of Directors, upon the occurrence of a liquidation event or upon a contingent mandatory conversion of the preferred stock in connection with a qualified initial public offering as described below. The Series A original issue price is $6.58, and the Series B and Series C original issue price is $9.4972. The original issue price is subject to adjustment in the event of any share dividend, share split, combination, consolidation or other recapitalization. The dividends shall accrue from day to day from the issue date of such preferred stock whether or not declared and shall be cumulative. In addition, the preferred stockholders participate on an as-converted basis in any dividends payable to ordinary shareholders. As of July 20, 2020, there were approximately $18.0 million of accrued cumulative dividends on the Series A, Series B and Series C convertible preferred stock, which became payable upon the consummation of the Company’s initial public offering and automatically converted into 2,564,759 shares of the Company’s common stock.

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

Stock Option Modification

In connection with the transfer of employees to Tallac Therapeutics, Dr. Hong Wan, the Company’s former Chief Scientific Officer, and eight of the Company’s employees, or Transferred Employees, terminated their employment with the Company effective as of June 30, 2020 and became employees of Tallac Therapeutics effective as of July 1, 2020. The options to purchase shares of the Company’s common stock that were previously granted to the Transferred Employees will continue to vest and be exercisable subject to the Transferred Employees remaining service providers under the original terms of the award. The Company evaluated the change in status from an employee to a consultant in accordance with ASC 718. While the Company concluded that the change in status did not affect the vesting condition or the classification of the initial awards, the significant reduction in the level of services that the grantees were expected to provide under the original awards as compared to the level of services expected under the Tallac Services Agreement will no longer meet the substantive service condition requirements and therefore the compensation cost for the unvested awards was recognized immediately with no future service requirement. The Company recorded $2.3 million in stock-based compensation expenses related to the modification for the three months ended June 30, 2020.

In September 2020, in connection with the resignation of the Company’s former Chief Business Officer and the entry into a consulting agreement with him, the Company evaluated the change in status from an employee to a consultant in accordance with ASC 718. While the Company concluded that the change in status did not affect the vesting condition or the classification of the initial awards, the significant reduction in the level of services that the grantee was expected to provide under the original awards as compared to the level of services expected under the consulting agreement will no longer meet the substantive service condition requirements and therefore the compensation expense for the unvested awards expected to vest during the consultancy was recognized immediately with no future service requirement. The Company recorded $0.2 million in stock-based compensation expenses related to the modification for the three months ended September 30, 2020.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$(359)	$25	$2,008	$79
General and administrative	1,048	10	1,685	24
Cost of services for related-party revenue	—	51	—	119
	$689	$86	$3,693	$222

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

In consideration for the rights granted to the Company under the Stanford Agreement, the Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. In addition, the Company is obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee, which are nominal and will be creditable against any royalties payable to Stanford in the applicable year. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. No milestone payments have been made through September 30, 2020. The Company also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by the Company, its affiliates and its sublicensees of licensed products at rates ranging within low single-digit percentages, subject to certain reductions and offsets. The license, on a licensed product-by-licensed product and country-by-country basis, shall become royalty-free and fully paid-up upon the later of the date on which the last valid claim included in the exclusively or non-exclusively licensed patents expires and ten years after the first commercial sale of the licensed product in such country.

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

(9) RELATED-PARTY TRANSACTIONS

Related-party revenue

In June 2018, the Company entered into a Research and Development Services Agreement, or Tollnine Agreement, with Tollnine, a related-party of the Company, to provide research and development services to Tollnine. The Company’s Chief Executive Officer was also the Chief Executive Officer of Tollnine until April 2020 and two of the Company’s investors are also investors in Tollnine. As such, Tollnine was deemed to be a related-party. The Tollnine Agreement has an initial term of 3 years, to be automatically renewed for additional one-year terms unless terminated by either party. The services are to be provided at a price based on the costs incurred by the Company plus a mark-up equal to 10% of such costs. The Company recognizes revenue when Tollnine, as the Company’s customer, obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognized related-party revenues of zero and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively, under the Tollnine Agreement. Effective as of July 1, 2020, the Company terminated the Tollnine Agreement and entered into the Tallac Services Agreement with Tallac Therapeutics.

Receivables due from related-party

As of September 30, 2020 and December 31, 2019, the Company had outstanding related-party receivables from Tollnine of $0.5 million.

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac Therapeutics will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac Therapeutics plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development costs within the condensed consolidated statement of operations and comprehensive loss. The Company has recorded $0.4 million as research and development costs for the three months ended September 30, 2020.

(10) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(10,181)	$(3,044)	$(26,966)	$(11,479)
Less: cumulative preferred dividends allocated to preferred stockholders	(578)	(1,071)	(5,202)	(2,957)
Net loss attributable to common stockholders	$(10,759)	$(4,115)	$(32,168)	$(14,436)
Denominator:
Weighted-average shares of common stock outstanding	29,664,122	3,100,544	12,052,876	3,061,082
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(1.33)	$(2.67)	$(4.72)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019, because including them would have been anti-dilutive:

	September 30,
	2020	2019
Convertible preferred stock	—	10,313,808
Common stock subject to repurchase	253	53,070
Options issued and outstanding	4,751,589	1,206,690
Total	4,751,842	11,573,568

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2020.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the nine months ended September 30, 2020 the Company had no pending or threatened litigation.

Contractual Obligations and Other Commitments

The Company has contractual obligations from its operating lease, manufacturing and service contracts, Term Loan, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of September 30, 2020 (in thousands):

	September 30, 2020
	Total	2020 (4)	2021 - 2022	2023 - 2024	Thereafter
Operating lease obligations (1)	$380	$34	$284	$62	$—
Manufacturing and service contracts (2)	7,622	6,238	1,384	—	—
Term loan (3)	6,856	106	6,750	—	—
Total	$14,858	$6,378	$8,418	$62	$—

(1)	Payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023.
(2)

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of ALX148 for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain purchase obligations of approximately $7.5 million. In addition, the Company has commitments with a second drug product manufacturer that commits the Company to certain purchase obligations of approximately $0.1 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

(3)	On December 20, 2019, the Company borrowed a loan pursuant to the Loan Agreement. See Note 5 to these condensed consolidated financial statements for additional details.
(4)	Remaining three months.

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

In July 2020, the Company (i) assigned to Tallac Therapeutics (Note 9) the Company’s lease with respect to the premises located at 866 Malcolm Road, Burlingame, California, and (ii) received a sub-lease for premises from Tallac Therapeutics.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. Sub-lease expenses are recorded within rent expense.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 checkpoint pathway and bridge the innate and adaptive immune system. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal, to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, ALX148, will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and to leverage the immune activation of broadly used anti-cancer agents through combination strategies. We have dosed over 150 subjects with ALX148 across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We are continuing clinical development of ALX148 in the treatment of solid tumors and have recently begun clinical development for the treatment of myelodysplastic syndromes, or MDS. We intend to further advance ALX148 for the treatment of acute myeloid leukemia, or AML. Based on our clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue ALX148 as a potentially critical component for future combination treatments in oncology.

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

Since our founding, we have devoted substantially all of our resources to identifying and developing ALX148, advancing preclinical programs, scaling up manufacturing, conducting clinical trials and providing general and administrative support for these operations. We have no products approved for marketing and we have never received any revenue from drug product sales. In July 2020, we consummated our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. From inception through September 30, 2020, we have raised an aggregate of $350.4 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, and $169.5 million were net proceeds from our initial public offering.

We have incurred net losses in each year since inception. Our net losses were $10.2 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively, and $27.0 million and $11.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019, we had an accumulated deficit of $99.7 million and $72.8 million, respectively. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily ALX148, and from general and administrative expenses associated with our operations.

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

Components of Results of Operations

Related-Party Revenue

To date, we have not generated any revenue from product sales, licenses or collaborations and do not expect to generate any revenue from the sale of products in the foreseeable future. We recognized related-party revenue related to research and development services to Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc., or Tollnine), or Tallac Therapeutics, which ceased as of July 1, 2020. If our clinical development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates including ALX148. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, ALX148, which include:

•	expenses incurred in connection with the preclinical and clinical development, including expenses incurred under agreements with contract research organizations, or CROs;
•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	expenses related to production of clinical materials, including fees paid to contract manufacturing organizations, or CMOs;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials; and
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

Almost all of our research and development expenses to date related to the clinical development of our lead product candidate, ALX148. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development and as we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research services that we contract from Tallac Therapeutics, as further described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Other Expense, Net

Our other expense, net, consists of interest income on cash balances, interest expense that primarily includes amortization of deferred debt issuance costs, changes in the fair value of our convertible preferred stock warrant liability and foreign currency re-measurement and transaction gains and losses. Prior to our initial public offering, the underlying shares of our Series B convertible preferred stock warrants were contingently redeemable, and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. As a result of the completion of our initial public offering, the Series B convertible preferred stock warrant liability was reclassified to stockholders’ equity and re-measurement was no longer required.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Related-party revenue	$—	$1,256	$(1,256)	(100)%	$1,182	$3,583	$(2,401)	(67)%
Operating expenses
Research and development	5,328	2,210	3,118	141%	16,819	9,571	7,248	76%
General and administrative	4,481	938	3,543	378%	9,126	2,205	6,921	314%
Cost of services for related party revenue	—	1,142	(1,142)	(100)%	1,075	3,257	(2,182)	(67)%
Total operating expenses	9,809	4,290	5,519	129%	27,020	15,033	11,987	80%
Loss from operations	(9,809)	(3,034)	(6,775)	223%	(25,838)	(11,450)	(14,388)	126%
Interest expense	(226)	—	(226)	N/M	(660)	—	(660)	N/M
Other expense, net	(111)	(2)	(109)	N/M	(409)	(4)	(405)	N/M
Loss before income taxes	(10,146)	(3,036)	(7,110)	234%	(26,907)	(11,454)	(15,453)	135%
Income tax provision	(35)	(8)	(27)	338%	(59)	(25)	(34)	136%
Net loss and comprehensive loss	(10,181)	(3,044)	(7,137)	234%	(26,966)	(11,479)	(15,487)	135%
Cumulative dividends allocated to preferred stockholders	(578)	(1,071)	493	(46)%	(5,202)	(2,957)	(2,245)	76%
Net loss attributable to common stockholders	$(10,759)	$(4,115)	$(6,644)	161%	$(32,168)	$(14,436)	$(17,732)	123%

N/M - not meaningful

Comparisons of the Three Months Ended September 30, 2020 and 2019

Related-Party Revenue

Related-party revenue for the three months ended September 30, 2020 and 2019, was zero and $1.3 million, respectively, which was generated solely from payments received for reimbursement of research and development expenses pursuant to the Research and Development Services Agreement with Tallac Therapeutics, or Tollnine Agreement, as further described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The decrease of $1.3 million was due to the termination of the Tollnine Agreement on July 1, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands)
Clinical and development costs	$4,612	$1,717	$2,895	169%
Personnel and related costs	1,039	431	608	141%
Stock-based compensation expense	(359)	25	(384)	N/M
Other research and development costs	36	37	(1)	(3)%
Total research and development expense	$5,328	$2,210	$3,118	141%

N/M - not meaningful

Research and development expenses for the three months ended September 30, 2020 was $5.3 million, compared to $2.2 million for the three months ended September 30, 2019. The increase of $3.1 million was primarily attributable to an increase of $2.9 million in clinical and development costs due to higher expenses associated with increased pre-clinical, clinical and other research costs in advancement of our current lead product candidate, ALX148, and an increase of $0.6 million in personnel-related costs, partially offset by a decrease of $0.4 million in stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands)
Personnel and related costs	$1,339	$181	$1,158	640%
Stock-based compensation expense	1,048	10	1,038	N/M
Other general and administrative costs	2,094	747	1,347	180%
Total general and administrative expenses	$4,481	$938	$3,543	378%

N/M - not meaningful

General and administrative expenses for the three months ended September 30, 2020 was $4.5 million, compared to $0.9 million during the three months ended September 30, 2019. This increase of $3.5 million was primarily attributable to an increase in stock-based compensation expense of $1.0 million which consists of $0.2 million related to the modification of stock option awards for a former employee as well as additional stock option awards granted in 2020 at higher fair values, and an increase in other general and administrative costs of $1.3 million, which includes higher professional service costs of $0.6 million primarily associated with accounting and legal activities and $0.4 million in directors and officers liability insurance premium. In addition, we incurred increased personnel-related costs of $1.2 million due to higher headcount.

Cost of Services for Related-Party Revenue

Cost of services for related-party revenue for the three months ended September 30, 2020 was zero, compared to $1.1 million during the three months ended September 30, 2019. This decrease of $1.1 million was due to the termination of the Tollnine Agreement effective July 1, 2020.

Comparisons of the Nine months ended September 30, 2020 and 2019

Related-Party Revenue

Related-party revenue for the nine months ended September 30, 2020 and 2019, was $1.2 million and $3.6 million, respectively, which was generated solely from payments received for reimbursement of research and development expenses pursuant to the Tollnine Agreement, as further described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The decrease of $2.4 million relates to decreased fee-for-service hours provided to Tallac Therapeutics as a result of winding down the Tollnine Agreement, which was terminated on July 1, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands)
Clinical and development costs	$11,913	$7,830	$4,083	52%
Personnel and related costs	2,741	1,600	1,141	71%
Stock-based compensation expense	2,008	79	1,929	N/M
Other research and development costs	157	62	95	153%
Total research and development expenses	$16,819	$9,571	$7,248	76%

N/M - not meaningful

Research and development expenses for the nine months ended September 30, 2020 was $16.8 million, compared to $9.6 million for the nine months ended September 30, 2019. The increase of $7.2 million was primarily attributable to an increase of $4.1 million in clinical and development costs primarily due to increased pre-clinical, clinical, and other research costs in advancement of our  lead product candidate, ALX148, as well as an increase of $1.9 million in stock-based compensation expense primarily resulting from additional stock option awards granted in 2020 at higher fair values and the modification of stock option awards for former employees who transferred to Tallac Therapeutics, which increased stock-based compensation expense by $1.3 million. In addition, we incurred increased personnel-related costs of $1.1 million due to higher headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands)
Personnel and related costs	$2,577	$599	$1,978	330%
Stock-based compensation expense	1,685	24	1,661	N/M
Other general and administrative costs	4,864	1,582	3,282	207%
Total general and administrative expenses	$9,126	$2,205	$6,921	314%

N/M - not meaningful

General and administrative expenses for the nine months ended September 30, 2020 was $9.1 million, compared to $2.2 million during the nine months ended September 30, 2019. This increase of $6.9 million was primarily attributable to an increase in other general and administrative costs of $3.3 million, which includes higher professional service fees of $2.2 million associated with increased accounting, legal and recruiting activities, as well as $0.5 million of directors and officers liability insurance premium. In addition, we incurred increased stock-based compensation expense of $1.7 million which consists of $0.4 million related to the modification of stock option awards for former employees as well as additional stock option awards granted in 2020 at higher fair values. Additionally, we incurred increased personnel-related costs of $2.0 million due to higher headcount.

Cost of Services for Related-Party Revenue

Cost of services for related-party revenue for the nine months ended September 30, 2020 was $1.1 million, compared to $3.3 million during the nine months ended September 30, 2019. This decrease of $2.2 million was attributable to decreased fee-for-service hours provided to Tallac Therapeutics as a result of winding down the Tollnine Agreement, which was terminated on July 1, 2020.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. In July 2020, we consummated our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. Through September 30, 2020, we had received net proceeds of $175.1 million from sales of our common stock and convertible preferred stock, net proceeds of $5.8 million borrowings under our term loan, and net proceeds of $169.5 million from our initial public offering. As of September 30, 2020, we had cash and cash equivalents of $259.5 million.

Silicon Valley Bank and WestRiver Group Loan and Security Agreement

Our wholly-owned subsidiaries ALX Oncology Limited, Alexo Therapeutics International and Sirpant Therapeutics, as borrowers, entered into the Loan and Security Agreement, or the Loan Agreement, dated as of December 20, 2019, with Silicon Valley Bank, or SVB, and WestRiver Innovation Lending Fund VIII, LP, or WestRiver, collectively as lenders, and SVB, as administrative agent and collateral agent. As a result of the internal reorganization, in May 2020 we entered into a Joinder and First Amendment to the Loan and Security Agreement, or the Joinder Amendment, and Amended and Restated Warrants to Purchase Stock, or the Amended Warrants. The purpose for entering into the Joinder Amendment was to add us, as a new incorporated company, as additional borrower to the Loan Agreement. Concurrently, we modified the Amended Warrants to change the issuer from ALX Oncology Limited to us.

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

The loans under the Loan Agreement bear interest at a floating per annum interest rate equal to the greater of 7.0% or 2.0% plus the prime rate as reported in The Wall Street Journal. The Wall Street Journal prime rate was 3.25% as of September 30, 2020. Therefore, the rate applicable to us as of September 30, 2020 was 7.0%.

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

In conjunction with the Loan Agreement, we have issued warrants to purchase 61,292 Series B convertible preferred stock to SVB and WestRiver with an exercise price of $9.4972 per share. Following our initial public offering, these warrants were automatically converted to warrants to purchase 61,292 shares of common stock at an exercise price of $9.4972 per share. The estimated fair value of the warrants at the date of issuance was approximately $0.4 million. We revalued the Series B convertible preferred stock warrants as of the completion of the initial public offering and reclassified the outstanding preferred stock warrant liability balance of $1.0 million to additional paid-in capital with no further re-measurement required as the common stock warrants are considered permanent equity effective July 16,2020. The fair value of the common stock warrant was determined using a Black-Scholes option-pricing model with the following assumptions: an expected term of 9.8 years, a volatility of 84.2%, a dividend rate of zero and a risk-free rate of 0.6%. The changes in fair value was recognized as a component of other expense, net in the accompanying condensed consolidated statement of operations and comprehensive loss. On August 17, 2020, SVB and WestRiver delivered the Notice of Exercise for net exercise of 61,292 warrants at an exercise price of $9.4972 per share. Accordingly, we issued 48,932 shares of our common stock.

The loans under the Loan Agreement are secured by substantially all of our assets, except our intellectual property, which is the subject of a negative pledge.

We determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. We recorded a term loan compound derivative liability of $51,000, which is marked-to-market at each reporting date. We calculated the fair values of the compound derivative by computing the difference between the fair value of the term loans and the compound derivative using the “with and without” method under the income approach, and the fair value of the term loans without the compound derivative. We calculated the fair values using a probability-weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate and the probability of a change in control event. The term loan compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other expense, net in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the fair value of the compound derivative liability was approximately $43,000 and was recorded in other non-current liabilities on the condensed consolidated balance sheets.

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

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $99.7 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone and royalty payments thereunder; and
•	the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

In July 2020, we completed our initial public offering pursuant to a registration statement on Form S-1. In the initial public offering, we issued and sold an aggregate of 9,775,000 shares of common stock, including the underwriters’ exercise in full of their overallotment option, under the registration statement at a public offering price of $19.00 per share. Net proceeds were approximately $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our Loan Agreement includes covenants limiting or restricting our ability to take specific actions, such as incurring additional debt.

Cash Flows

The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,674)	$(11,375)
Investing activities	621	(415)
Financing activities	274,520	9,430
Net increase (decrease) in cash and cash equivalents	$250,467	$(2,360)

Operating Activities

In the nine months ended September 30, 2020, cash used in operating activities of $24.7 million was attributable to a net loss of $27.0 million and a change of $2.5 million in our net operating assets and liabilities, partially offset by $4.8 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $3.7 million, change in fair value of Series B convertible preferred stock warrant liability and term loan compound derivative of $0.7 million, depreciation and amortization of $0.2 million and amortization of term loan discount and issuance costs of $0.3 million, partially offset by a gain on assignment of lease of $0.1 million. The change in operating assets and liabilities was primarily due to a $2.3 million decrease in accounts payable, $2.1 million increase in prepaid expenses and other current assets, partially offset by a $2.0 million increase in accrued expenses and other current liabilities. This is primarily due to timing of cash payments for clinical-related activities.

In the nine months ended September 30, 2019, cash used in operating activities of $11.4 million was attributable to a net loss of $11.5 million and a change of $0.4 million in our net operating assets and liabilities, partially offset by $0.5 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $0.2 million and depreciation and amortization of $0.3 million. The change in operating assets and liabilities was primarily due to a $0.4 million increase in receivables from a related-party, $0.3 million decrease in accrued expenses and other current liabilities and a $0.1 million decrease in accounts payable, partially offset by a $0.4 million decrease in prepaid expenses and other current assets.

Investing Activities

In the nine months ended September 30, 2020, cash provided by investing activities was $0.6 million, primarily due to proceeds from assets held for sale.

In the nine months ended September 30, 2019, cash used in investing activities was $0.4 million and was related to capital expenditures on the purchase of property and equipment.

Financing Activities

In the nine months ended September 30, 2020, cash provided by financing activities was $274.5 million, primarily from the net proceeds of our initial public offering of $172.7 million, after deducting underwriting commissions and discounts, the sale and issuance of Series C convertible preferred stock with gross proceeds of $105.0 million, net of $0.3 million in issuance costs, and proceeds from the exercise of common stock under equity incentive plans of $0.3 million, partially offset by payment of offering costs of $3.2 million.

In the nine months ended September 30, 2019, cash provided by financing activities was $9.4 million, from the sale and issuance of Series B convertible preferred stock with gross proceeds of $9.6 million, partially offset by payment of issuance costs of $0.2 million.

Contractual Obligations and Commitments

We have contractual obligations from our operating lease, manufacturing and service contracts, Term Loan, and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of September 30, 2020 (in thousands):

	September 30, 2020
	Total	2020 (4)	2021 - 2022	2023 - 2024	Thereafter
Operating lease obligations (1)	$380	$34	$284	$62	$—
Manufacturing and service contracts (2)	7,622	6,238	1,384	—	—
Term loan (3)	6,856	106	6,750	—	—
Total	$14,858	$6,378	$8,418	$62	$—

(1)	Payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023.
(2)

In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of ALX148 for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain purchase obligations of approximately $7.5 million. In addition, we have commitments with a second drug product manufacturer that commits us to certain purchase obligations of approximately $0.1 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

(3)

On December 20, 2019, we borrowed a loan pursuant to the Loan Agreement. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

(4)	Remaining three months.

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

Our critical accounting policies are more fully described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 17, 2020 and in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on July 17, 2020.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU No. 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. In June 2020, the FASB issued ASU No. 2020-05, which extends the effective date of ASU No. 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2021. The new standard is effective for us beginning January 1, 2022 (or earlier if the Company ceases to be an emerging growth company). Early adoption is permitted. We are currently evaluating the effects of the adoption of this guidance on our condensed consolidated financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2020, we had cash and cash equivalents of $259.5 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Financial Institution Risk

Substantially all of our cash and cash equivalents is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2020, we had $259.2 million in excess of this insured limit.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of September 30, 2020.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and 2018, we identified material weaknesses in our internal control over financial reporting resulting from a lack of sufficient qualified personnel. For the year ended December 31, 2019, the material weaknesses related to (i) independent reviews of journal entries not being performed prior to posting, (ii) account reconciliations not being performed and independently reviewed on a timely basis and (iii) lack of independent review of technical accounting matters. During the first, second and third quarters of 2020, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We have established more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. These remediation actions included hiring a full time Chief Financial Officer in January 2020, a Vice President, Finance and Chief Accounting Officer in March 2020 and a Controller in August 2020, all of whom have extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies. We added new control activities, modified existing controls, and enhanced the documentation that evidences that controls are performed.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

•	we have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future;
•

we will require substantial additional capital to finance our operations, such capital may not be available to us or may only be available on terms that are unfavorable to us and, in addition, our current loan agreement may restrict our ability to take on additional debt without the consent of our lenders;

•	we have a limited operating history and have no products approved for commercial sale;
•	we are substantially dependent on the success of our lead product candidate, ALX148, which is in clinical development and which has not completed a pivotal trial;
•

the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities;

•	our product candidates may cause significant adverse events or other undesirable side effects when used alone or in combination with other treatments;
•

clinical trials of our product candidates are expensive, time consuming and difficult to design and implement and may fail to demonstrate adequate safety, efficacy and potency of our product candidates or provide the basis for marketing approval;

•

the regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, which could lead to our inability to generate product revenue;

•	if we are unable to obtain, maintain and enforce patent protection and other intellectual property for our product candidates and related technology, our business could be materially harmed;
•

we are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•

our preclinical research is conducted solely by a third party service provider, Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc.), or Tallac Therapeutics, and we are dependent on Tallac Therapeutics to perform its contractual research obligations on an effective or timely basis;

•	the novel coronavirus, or COVID-19, pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research; and
•	we have identified material weaknesses in our internal control over financial reporting. If remediation measures are not effective, investors may lose confidence in our financial reports.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock. Our net loss was $10.2 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively, and $27.0 million and $11.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $99.7 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, ALX148, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2020, we had cash and cash equivalents of $259.5 million. Based on our current operating plan, we believe our existing cash and cash equivalents will be sufficient to fund our operations through 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use the net proceeds from our initial public offering to advance the clinical development of ALX148, as well as for working capital and other general corporate purposes. This may include additional pre-clinical research, clinical development, hiring additional personnel, capital expenditures, the potential acquisition of businesses or assets and the costs of operating as a public company, as well as for working capital and other general corporate purposes. Advancing the development of ALX148 and our other programs will require a significant amount of capital. Our current cash and cash equivalents on hand may not be sufficient to fund all of the actions that are necessary to complete the development of ALX148 or our other programs.

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

Enrollment of patients in our clinical trials may be delayed or limited if our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. The drop-out rates in our clinical trials may be increased during the pandemic. Patients who enroll in our clinical trials and then who become infected with the COVID-19 virus may complicate the clinical trial data, procedures and analysis. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions and increase the costs associated of the clinical trials.

Patient enrollment may also be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

•	size and nature of the patient population;
•	severity of the disease under investigation;
•	availability and efficacy or potency of approved drugs for the disease under investigation;
•	patient eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	efforts to facilitate timely enrollment in clinical trials by us and the clinical trial sites;
•	patient referral practices of physicians;
•	the ability to monitor subjects adequately during and after the clinical trial;
•	proximity of clinical trial sites to prospective subjects;
•	risk of subjects enrolled in clinical trials dropping out before completion; and
•	inability or delay in enrollment of patients due to a variety of reasons, including outbreaks and public health crises, such as the COVID-19 pandemic.

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

If ALX148 or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have observed single-digit incident rates of treatment-related grade three and higher cytopenias across each of the trial cohorts in our ALX148 combination clinical trials with pembrolizumab, trastuzumab and rituximab in a heavily pre-treated group of subjects who are typical participants in early stage cancer trials and are often hematologically fragile at baseline. Subjects in our ALX148 combination clinical trials experienced a number of treatment-related adverse events that were low-grade and manageable, including fatigue, rash, aspartate aminotransferase, or AST, increase, platelets decrease, alanine aminotransferase, or ALT, increase, pruritus, pyrexia, decreased appetite, anemia, infusion reaction, neutropenia, nausea, alkaline phosphate increase, arthralgia, white blood cell decrease and myalgia. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of ALX148 or any of our future product candidates, including in combination therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of CD47 pathway and others are based on entirely different approaches. We are aware that Arch Therapeutics, Bristol Myers Squibb, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, Novimmune, OSE Immunotherapeutics, Seattle Genetics, Surface Oncology and Trillium Therapeutics, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors. The inability to compete with existing or subsequently introduced drugs would harm our business, financial condition and results of operations.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Even after approval, our manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our approved products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Regulatory approvals may contain significant limitations related to use restrictions for specific target population subsets, e.g., age groups, warnings, precautions or contraindications, or may include costly and burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition for approval of our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk mitigation tools.

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

The occurrence of any of these sanctions, enforcement actions or penalties described above may inhibit our ability to commercialize our product candidates, even if approved, and generate revenue.

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

If Tallac Therapeutics does not successfully carry out its contractual obligations or meet expected deadlines, if Tallac Therapeutics needs to be replaced or if the quality or accuracy of the preclinical data Tallac Therapeutics obtains is compromised due to its failure to adhere to its or our preclinical protocols, regulatory requirements or for other reasons, our preclinical research efforts and studies may be extended, delayed or terminated, and there may be disruptions or delays to our development pipeline. As a result, our product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we plan to use third-party drugs in our development and clinical trials as controls for our studies, such as our current plans to conduct Phase 2 clinical trials of ALX148 in combination with pembrolizumab for HNSCC and trastuzumab for gastric/GEJ carcinoma. As a result, both the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into a clinical trial collaboration and supply agreement with Merck, or the Merck Agreement, pursuant to which Merck will supply doses of pembrolizumab for our Phase 2 clinical trial for patients with HNSCC. If the Merck Agreement is terminated before our Phase 2 trial is completed, we may need to find another source of pembrolizumab in order to continue our trial.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively ACA, was enacted in 2010 and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. Further, in December 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of a tax act. Additionally, in December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court ruling that the individual mandate was unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the ACA are invalid as well. In March 2020, the U.S. Supreme Court agreed to hear the case, and arguments have been scheduled for November 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, U.S. states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements related to personal information. For example, California enacted the California Consumer Privacy Act, or the CCPA, in 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and which can include any of our current or future employees who may be California residents or any other California residents whose data we collect or process) and provide such residents new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election on November 3, 2020. The CPRA will modify the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. As we expand our operations, preclinical studies and clinical trials, the CCPA and CPRA may increase our compliance costs and potential liability. Other states are beginning to consider and pass similar laws.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of a U.S. patent application owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent application relates to the treatment of cancer with polypeptides comprising soluble human SIRPα. Trillium Therapeutics, our competitor, has an exclusive license to the U.S. patent application, and the USPTO has issued a notice of allowance with respect to the patent application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. The patent claims under the U.S. patent, if granted, and the European patent, if the appeal by UHN and The Hospital for Sick Children is successful, could potentially limit our ability to pursue ALX148 in certain new indications or geographies in the future. However, we believe that we do not infringe claims listed in the allowed U.S. patent application. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of September 30, 2020, we had 17 employees, including 8 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our predecessor company, which after our internal reorganization is now our wholly-owned subsidiary, was an Irish private company limited by shares. Our business is subject to risks associated with conducting business internationally. Some of our subsidiaries and operations, in addition to suppliers, industry partners and clinical study centers, are located outside of the United States. Furthermore, our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the United States. If approved, we expect to hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks and complexities, including but not limited to:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including within the European Union and in the United Kingdom as a result of Brexit;

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most other countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

•

delays or difficulties in enrolling and retaining subjects, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19, in our ongoing clinical trial of ALX148 and our future clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on subjects;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
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

•	interruptions, difficulties or delays arising in our existing operations and company culture as a result of all of our employees working remotely, including those hired during the COVID-19 pandemic;
•	delays in receiving approval from regulatory authorities to initiate our clinical trials;
•	interruptions in preclinical studies due to restricted or limited operations at the CROs conducting such studies;
•	interruptions or delays in the operations of the FDA or other domestic or foreign regulatory authorities, which may impact review and approval timelines;
•	delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research;
•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether;

•	interruptions or delays to our development pipeline;
•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside of the United States.

We are still assessing the impact that the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. For example, on March 16, 2020, San Mateo County, where our headquarters are located, issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Although San Mateo County and the State of California subsequently took steps toward reopening businesses, the State of California recently placed San Mateo County on its monitoring list due to an increase in the rate of COVID-19 cases in the county, reversing the reopening of many workplaces. In August 2020, California implemented the Blueprint for a Safer Economy, which uses COVID-19 case rates and test positivity rates in each county to determine the extent to which businesses may reopen. Under the Blueprint for a Safer Economy, most business operations in San Mateo County, where our primary operations are located, remain restricted. As a result of such state orders, the majority of our employees are currently telecommuting, which may impact certain of our operations over the near term and long term. As a result of the COVID-19 pandemic, our employees are currently telecommuting, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the procurement of materials or manufacturing supply chains for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our planned clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and preclinical studies, we may experience delays in the completion of our clinical trials, preclinical activities and patient enrollment, may need to suspend our clinical trials and may encounter other negative impacts to such trials due to the effects of the COVID-19 pandemic.

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of subjects and clinical sites and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the study protocol and consistent with GCPs, with any material protocol deviation reviewed and approved by the site Institutional Review Board. Subjects who may miss scheduled appointments, any interruption in study drug supply, or other consequences that may result in incomplete data being generated during a clinical trial as a result of the pandemic must be adequately documented and justified. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.

The COVID-19 pandemic continues to rapidly evolve. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

In addition, the stock market has recently experienced significant volatility, particularly with respect to biotechnology and other life sciences company stocks as a result of the COVID-19 pandemic. The volatility of biotechnology and other life sciences company stock often does not relate to the operating performance of the companies presented by the stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and divert the time and attention of our management, which could seriously harm our business.

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

As of November 6, 2020, we had 37,107,522 shares of our common stock outstanding. Of these shares, only the shares sold in our initial public offering by us (other than the Company directed shares purchased in our initial public offering by an officer of the Company) are currently freely tradable without restriction in the public market. The remaining 27,338,522 shares are currently prohibited without the permission of the underwriters or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our directors, officers and stockholders with the underwriters. However, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning January 13, 2021 which is the 180th day after the date of our initial public offering. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

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

As of November 6, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 61.5% of our outstanding voting stock.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by SOX. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In connection with the audit of our consolidated financial statements for each of the years ended December 31, 2018 and December 31, 2019, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting resulting from a lack of sufficient qualified personnel. For the year ended December 31, 2018, the material weaknesses related to (i) independent reviews of journal entries not being performed prior to posting, (ii) account reconciliations not being performed and independently reviewed on a timely basis and (iii) lack of independent review of technical accounting matters. For the year ended December 31, 2019, (i) and (ii) remained unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. During the first, second and third quarters of 2020, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We have established more robust processes related to the review of complex accounting transactions, preparation of account reconciliations and review of journal entries which are outlined elsewhere in this Quarterly Report.

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

General Risks

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

None.

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

We received approximately $169.5 million in net proceeds after deducting underwriting discounts and commissions of approximately $13.0 million and offering-related expenses of $3.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We invested the funds received in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 17, 2020 pursuant to Rule 424(b)(4).

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

Date:	November 12, 2020		ALX Oncology Holdings Inc.

		By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2020	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2020	By:	/s/ Steffen Pietzke
Steffen Pietzke
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)