Form 10-Q
period 2021-03-31
ALX ONCOLOGY HOLDINGS INC
filed 2021-05-17
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 40,229,869 shares of common stock, $0.001 par value per share, outstanding.

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

▪	our reliance on third parties to conduct preclinical research activities, clinical trials, and for the manufacture of our product candidates;
▪	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
▪	the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
▪	our ability to advance product candidates into and successfully complete clinical trials;
▪	the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results;
▪	the success of competing therapies that are or may become available;
▪	developments relating to our competitors and our industry, including competing product candidates and therapies;
▪	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
▪	existing regulations and regulatory developments in the United States and other jurisdictions;
▪	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
▪	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates;
▪	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
▪	the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;
▪	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
▪	our expectations regarding the impact of the COVID-19 pandemic on our business;
▪	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act;
▪	and our anticipated use of our existing cash and cash equivalents.

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

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

ALX Oncology Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$429,855	$434,219
Prepaid expenses and other current assets	2,472	1,773
Total current assets	432,327	435,992
Property and equipment, net	47	52
Other assets	536	10
Total assets	$432,910	$436,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,350	$4
Accrued expenses and other current liabilities	6,779	6,200
Total current liabilities	14,129	6,204
Other non-current liabilities	297	5
Total liabilities	14,426	6,209
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 40,208,569 and 39,844,522 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	551,151	548,327
Accumulated deficit	(132,707)	(118,522)
Total stockholders’ equity	418,484	429,845
Total liabilities and stockholders’ equity	$432,910	$436,054

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Related-party revenue	$—	$655
Operating expenses:
Research and development	9,849	3,828
General and administrative	4,359	1,473
Cost of services for related-party revenue	—	596
Total operating expenses	14,208	5,897
Loss from operations	(14,208)	(5,242)
Interest expense	(3)	(215)
Other income, net	26	7
Loss before income taxes	(14,185)	(5,450)
Income tax provision	—	(4)
Net loss and comprehensive loss	(14,185)	(5,454)
Cumulative dividends allocated to preferred stockholders	—	(1,983)
Net loss attributable to common stockholders	$(14,185)	$(7,437)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(2.37)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	40,055,435	3,143,159

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	39,844,522	$40	$548,327	$(118,522)	$429,845
Issuance of common stock under equity incentive plan	—	—	364,047	—	1,024	—	1,024
Stock-based compensation	—	—	—	—	1,800	—	1,800
Net loss	—	—	—	—	—	(14,185)	(14,185)
Balance as of March 31, 2021	—	$—	40,208,569	$40	$551,151	$(132,707)	$418,484

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	10,313,808	$70,363	3,166,946	$3	$2,140	$(72,782)	$(70,639)
Vesting of early exercised stock options	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	(5,454)	(5,454)
Issuance of convertible preferred stock, net of issuance costs	11,055,966	104,680	—	—	—	—	—
Balance as of March 31, 2020	21,369,774	$175,043	3,166,946	$3	$2,307	$(78,236)	$(75,926)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(14,185)	$(5,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	113
Non-cash lease costs	58	—
Stock-based compensation	1,800	151
Amortization of term loan discount and issuance costs	—	108
Changes in fair value of compound derivative liability and warrants	—	100
Changes in operating assets and liabilities
Receivables due from related-party	—	(655)
Prepaid expenses and other current assets	(453)	(931)
Other assets	(583)	7
Accounts payable	7,346	(1,761)
Accrued expenses and other current liabilities	585	(614)
Other non-current liabilities	292	(27)
Net cash used in operating activities	(5,135)	(8,963)
Investing activities
Purchase of property and equipment	(7)	(10)
Net cash used in investing activities	(7)	(10)
Financing activities
Proceeds from exercise of common stock under equity incentive plans	778	—
Proceeds from issuance of convertible preferred stock, net	—	104,991
Net cash provided by financing activities	778	104,991
Net increase (decrease) in cash and cash equivalents	(4,364)	96,018
Cash and cash equivalents at beginning of period	434,219	9,017
Cash and cash equivalents at end of period	$429,855	$105,035
Supplemental disclosure
Cash paid for interest	$—	$81
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$16
Unpaid convertible preferred stock issuance costs	$—	$311
Unpaid deferred offering costs	$—	$229
Receivables for cash in-transit on exercise of common stock under equity incentive plans	$246	$—

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) ORGANIZATION

Organization

ALX Oncology Holdings Inc., or the Company, is a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 checkpoint pathway and bridge the innate and adaptive immune system.  The Company was formed as a Delaware corporation on April 1, 2020, or Inception, for the purpose of completing the Company’s initial public offering of its common stock and related transactions in order to carry on the business of ALX Oncology Limited. After Inception, ALX Oncology Limited became a wholly-owned subsidiary of the Company as a result of the internal reorganization. As part of the internal reorganization, all of the equity, option and warrant holders of ALX Oncology Limited became equity, option and warrant holders of the Company, holding the same number of corresponding shares, options and/or warrants in the Company as they did in ALX Oncology Limited immediately prior to the internal reorganization. The information included herein is presented as that of ALX Oncology Holdings Inc. unless such information refers to a date prior to April 1, 2020, in which case it will reflect that of ALX Oncology Limited, the predecessor company.

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

As of March 31, 2021, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP and applicable rules and regulations of the Securities and Exchange Commission, or SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2021.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including those related to the estimated useful lives of long-lived assets, clinical trial accruals, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Significant Accounting Policies

With the exception of the change for the accounting of leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), or Topic 842, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are of significance, or potential significance, to the Company.

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, leases are included in operating or finance lease right-of-use, or ROU, assets; current operating or finance lease liabilities; and non-current operating or finance lease liabilities.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The Company considered information available at the adoption date of Topic 842 to determine the incremental borrowing rate for leases in existence as of this date. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term, and the carrying amount of the lease liability is adjusted to reflect interest expense, which is recorded in interest expense.

The Company elected to apply each of the practical expedients described in Topic 842 which allow companies (i) not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs, (ii) combine lease and non-lease components for all underlying assets groups, and (iii) not recognize ROU assets or lease liabilities for short term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both operating and finance leases. ASU No. 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In June 2020, the FASB issued ASU No. 2020-05, which extended the effective date of ASU No. 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2021. The Company adopted Topic 842 on January 1, 2021, with early adoption permitted using the alternative modified transition method, which applies the standard as of the effective date and therefore, the Company has not applied the standard to the comparative periods presented on the Company's financial statements. The Company elected the following practical expedients:

(i)	not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs;
(ii)	combine lease and non-lease components
(iii)	not to recognize ROU assets or lease liabilities for short term leases

As a lessee, the primary impact of the adoption of Topic 842 was the recognition of operating and finance lease ROU assets of $0.3 million and $0.2 million, respectively, and operating and finance lease liabilities of $0.3 million and $0.2 million, respectively, as of January 1, 2021. ROU assets are presented within other assets, current lease liabilities are presented within accrued expenses and other current liabilities, and non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheet. See Note 5 "Leases" for additional details.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU 2019-12 is effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company adopted this standard as of January 1, 2021 on a prospective basis and there was no material impact on its condensed consolidated financial statements and disclosures as a result of the adoption.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

Cash and cash equivalents are reported at their respective fair values on the Company’s condensed consolidated balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. If quoted market prices are not available for the specific security, then the Company would estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable, the market approach utilizes prices and information from market transactions for similar or identical assets.

The following table sets forth the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$415,129	$—	$—	$415,129

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$424,115	$—	$—	$424,115

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of March 31, 2021 and December 31, 2020.

There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2021 and 2020, respectively.

The carrying values of the Company’s financial instruments, such as accounts payable and accrued expenses and other current liabilities, approximated fair value due to the short-term nature of these items.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Computer hardware and software	$63	$63
Furniture and fixtures	9	9
Leasehold improvements	5	5
Property and equipment, gross	77	77
Less: accumulated depreciation and amortization	(30)	(25)
Total property and equipment, net	$47	$52

Depreciation and amortization expense for the three months ended March 31, 2021 was nominal. Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2020.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Accrued clinical and nonclinical study costs	$3,770	$1,473
Accrued compensation and related expenses	1,802	1,974
Accrued contract manufacturing	383	2,123
Accrued professional fees	307	300
Accrued federal income tax	179	179
Operating lease liabilities, current	140	—
Other	103	151
Finance lease liabilities, current	95	—
Total accrued expenses and other current liabilities	$6,779	$6,200

(5) LEASES

In 2017, the Company entered into a lease agreement for office space for a period of five years and four months, commencing February 1, 2018 and ending May 31, 2023. In July 2020, the Company (i) assigned to Tallac Therapeutics, Inc., or Tallac Therapeutics, (Note 10) the Company’s lease with respect to the premises located at 866 Malcolm Road, Burlingame, California, and (ii) entered a sub-lease agreement for the same premise from Tallac Therapeutics.

Lease costs included in operating expense in the condensed consolidated statement of operations and comprehensive loss in relation to the operating lease were approximately $58,000 for the three months ended March 31, 2021. Included in these lease costs were variable lease costs, which were not included within the measurement of the Company’s operating lease ROU assets and operating lease liabilities in the amount of approximately $22,000 for the three months ended March 31, 2021. The variable lease cost is comprised primarily of common area maintenance charges for the operating lease, which is dependent on usage. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $23,000 for the three months ended March 31, 2021.

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that a pharmaceutical support services agreement entered into in May 2016, included leases under ASC 842 because the Company has the right to direct the use of certain equipment. The embedded leases commenced in September 2020 and expire in August 2023 with no stated option to extend the term. The Company classified the leases as finance leases. Amortization on the finance ROU and interest expense was approximately $23,000 and nominal, respectively, for the three months ended March 31, 2021. Cash paid within financing cash flows for the finance lease was nil for the three months ended March 31, 2021. Cash paid within operating cash flows for interest on the finance lease liability was nil for the three months ended March 31, 2021.

Short-term lease expense for the three months ended March 31, 2021 was nominal.

The ROU assets recorded under the operating lease and finance lease were $0.3 million and $0.2 million, respectively, at March 31, 2021. The amounts were included in the other assets on the condensed consolidated balance sheet.

The following table presents the maturities and balance sheet information of the Company's operating and finance lease liabilities as of March 31, 2021:

	March 31, 2021
(in thousands, except lease term and discount rate)	Operating Leases	Finance Leases
2021 (remaining nine months)	$105	$72
2022	144	96
2023	62	64
Total lease payments	311	232
Less: imputed interest	5	6
Total lease liabilities	$306	$226

Lease liabilities: current	$140	$95
Lease liabilities: non-current	166	131
Total lease liabilities	$306	$226

Weighted average remaining lease term (in years)	2.17	2.42
Weighted average discount rate	1.69%	1.87%

Current lease liabilities are presented within accrued expenses and other current liabilities, and non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheet.

As of March 31, 2021, the Company has additional finance leases that have not yet commenced with lease obligations of approximately $0.8 million, which are not included in the table above. These leases will commence between April and May 2021 and expire in 2023.

ASC 840 Disclosures

The Company elected the alternative modified transition method, which applies ASC 842 as of the effective date on January 1, 2021. Prior to the adoption of ASC 842, the Company applied ASC 840 to its lease transactions.

The following table presents the future minimum lease commitments under the Company’s operating leases as of December 31, 2020, as previously disclosed:

(in thousands)	December 31, 2020
2021	$140
2022-2023	206
Total future minimum lease payments	$346

Rent expense was $0.2 million for the three months ended March 31, 2020.

(6) TERM LOAN AND RELATED DERIVATIVES

The Company’s wholly-owned subsidiaries Alexo Therapeutics International and Sirpant Therapeutics, as borrowers, entered into a Loan and Security Agreement, or the Loan Agreement, dated as of December 20, 2019, with Silicon Valley Bank, or SVB, and WestRiver, collectively as lenders, and SVB, as administrative agent and collateral agent. On the closing date of the Loan Agreement in December 2019, $6.0 million was funded to the Company. In December 2020, the Company repaid the loan balance.

In conjunction with the Loan Agreement, the Company issued warrants to purchase Series B convertible preferred stock to SVB and WestRiver, and recorded a warrant liability of approximately $0.4 million at the date of issuance. The Company also determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting, and recorded a term loan compound derivative liability of approximately $51,000. The Company measured its Series B convertible preferred stock warrant liability and term loan compound derivative liability at fair value on a recurring basis, which were classified as Level 3 liabilities. During the three months ended March 31, 2020, the increases in fair value in warrant liability and compound derivative liability were approximately $86,000 and $14,000, respectively, which were recognized as a component of other income, net in the condensed consolidated statement of operations and comprehensive loss. The Company reclassified the preferred stock warrant liability balance into additional paid-in capital in July 2020 with no further re-measurement required, as the common stock warrants are considered permanent equity effective with the completion of the initial public offering. The compound derivative liability was extinguished upon the extinguishment of the host instrument in December 2020.

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock and 100,000,000 shares of undesignated preferred stock. As of March 31, 2021 and December 31, 2020, the Company had 40,208,569 and 39,844,522 shares of common stock outstanding, respectively.

Common Stock

Common stock reserved for future issuance as of March 31, 2021 and December 31, 2020, consists of the following:

	March 31,	December 31,
	2021	2020
Stock options issued and outstanding	4,350,467	4,857,308
Stock options authorized for future issuance	4,572,020	2,835,443
Employee Stock Purchase Plan shares authorized for future issuance	798,445	400,000
Total	9,720,932	8,092,751

(8) STOCK-BASED COMPENSATION

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

Unless the board of directors provides otherwise, beginning on January 1, 2021, and ending on (and inclusive of) January 1, 2030, the maximum number of shares available for issuance under the 2020 Plan automatically increases on the first day of each fiscal year by an amount equal to the least of:

•	4,000,000 shares;
•	four percent of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or
•	such number of shares as the board of directors may determine no later than the last day of the immediately preceding fiscal year.

Accordingly, on January 1, 2021, the number of shares available under the 2020 Plan was increased by 1,593,781 shares.

Employee Stock Purchase Plan

In July 2020, the Company's board of directors and stockholders approved the ALX Oncology Holdings Inc. 2020 Employee Stock Purchase Plan, or the ESPP. The ESPP allows eligible employees to have up to 15 percent of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 3,000 shares in a purchase period, whichever is less. The ESPP allows for offering periods of up to 27 months consisting of one or more purchase periods. In January 2021, the board of directors approved the first offering period with a simultaneous purchase period beginning February 1, 2021 and ending June 30, 2021. Eligible employees can purchase the Company’s common stock at the end of the purchase period at 85% of the lower of the closing price of the Company’s common stock on The Nasdaq Global Select Market on the first day of the offering period and the last day of the purchase period.

The initial number of shares of common stock available for issuance under the ESPP was 400,000. Unless the board of directors provides otherwise, beginning on January 1, 2021, the maximum number of shares available for sale under the ESPP automatically increases on the first trading day in January of each calendar year during the term of the ESPP by an amount equal to the least of:

•	800,000 shares;
•	one percent of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or
•	such number of shares as the board of directors may determine no later than the last day of the immediately preceding fiscal year.

Accordingly, on January 1, 2021, the number of shares available under the ESPP was increased by 398,445 shares. As of March 31, 2021, there were no purchases under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 798,445.

  Stock-based Compensation Expense

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$579	$83
General and administrative	1,221	68
	$1,800	$151

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

In consideration for the rights granted to the Company under the Stanford Agreement, the Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. In addition, the Company is obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee, which are nominal and will be creditable against any royalties payable to Stanford in the applicable year. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. No milestone payments have been made through March 31, 2021. The Company also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by the Company, its affiliates and its sublicensees of licensed products at rates ranging within low single-digit percentages, subject to certain reductions and offsets. The license, on a licensed product-by-licensed product and country-by-country basis, shall become royalty-free and fully paid-up upon the later of the date on which the last valid claim included in the exclusively or non-exclusively licensed patents expires and ten years after the first commercial sale of the licensed product in such country.

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

(10) RELATED-PARTY TRANSACTIONS

Related-party revenue

In June 2018, the Company entered into a Research and Development Services Agreement, or Tollnine Agreement, with Tollnine Therapeutics, Inc., or Tollnine, a related-party of the Company, to provide research and development services to Tollnine. The Company’s Chief Executive Officer was also the Chief Executive Officer of Tollnine until April 2020 and two of the Company’s investors were also investors in Tollnine. As such, Tollnine was deemed to be a related-party. The Tollnine Agreement had an initial term of 3 years. The services were provided at a price based on the costs incurred by the Company plus a mark-up equal to 10% of such costs. The Company recognized revenue when Tollnine, as the Company’s customer, obtained control of promised goods or services, in an amount that reflects the consideration which the Company received in exchange for those goods or services. The Company recognized related-party revenues of zero and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, under the Tollnine Agreement. Effective as of July 1, 2020, the Company terminated the Tollnine Agreement and entered into the Tallac Services Agreement with Tallac Therapeutics (formerly known as Tollnine).

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac Therapeutics will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac Therapeutics plus a mark-up equal to 10% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development costs within the condensed consolidated statement of operations and comprehensive loss. The Company has recorded $0.4 million as research and development costs for the three months ended March 31, 2021.

Tallac Collaboration Agreement

On March 4, 2021, the Company entered into a Collaboration Agreement with Tallac Therapeutics to jointly develop, manufacture, and commercialize a novel class of cancer immunotherapeutics. The collaboration builds on the Company’s expertise in developing therapies that block the CD47 checkpoint pathway and expands its immuno-oncology pipeline. The companies will leverage their respective scientific and technical expertise to advance an anti-SIRPα antibody conjugated to a Toll-like receptor 9, or TLR9, agonist for targeted activation of both the innate and adaptive immune systems. The key economic components of the collaboration transaction include that both parties will share equally (a) in the cost and expenses of research and development and (b) any profit or loss. During the three months ended March 31, 2021, the expense incurred related to the collaboration was nominal.

(11) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(14,185)	$(5,454)
Less: cumulative preferred dividends allocated to preferred stockholders	—	(1,983)
Net loss attributable to common stockholders	$(14,185)	$(7,437)
Denominator:
Weighted-average shares of common stock outstanding	40,055,435	3,143,159
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(2.37)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020, because including them would have been anti-dilutive:

	March 31,
	2021	2020
Convertible preferred stock	—	21,369,774
Warrants to purchase convertible preferred stock	—	61,292
Common stock subject to repurchase	—	17,297
Options issued and outstanding	4,350,467	3,200,872
Estimated common stock issuable under the employee stock purchase plan	1,600	—
Total	4,352,067	24,649,235

(12) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2021.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the three months ended March 31, 2021 the Company had no pending or threatened litigation.

Leases

The Company has an operating lease related to its office space in Burlingame, California and embedded finance leases related to a pharmaceutical support services agreement. See Note 5 "Leases" for details of related commitments.

Other Contractual Obligations and Other Commitments

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of ALX148 for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $7.5 million. In addition, the Company has commitments with two other drug product manufacturers that commit the Company to certain future purchase obligations of approximately $1.8 million. The Company expects to make payments for these commitments through 2025 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 checkpoint pathway and bridge the innate and adaptive immune system. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, ALX148, will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and to leverage the immune activation of broadly used anti-cancer agents through combination strategies. As of March 31, 2021, we had dosed over 170 subjects with ALX148 across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents. In hematologic malignancies, we have dosed the first subjects for the treatment of myelodysplastic syndromes, or MDS, and intend to advance ALX148 into clinical development for the treatment of acute myeloid leukemia, or AML, in the second half of 2021. In solid tumors, we have initiated the first of two randomized Phase 2 trials of ALX148 for the treatment of first-line head and neck squamous cell carcinoma, or HNSCC, and dosed the first subject in May 2021.  We intend to initiate the second randomized Phase 2 trial of ALX148 for the treatment of first-line HNSCC, second line gastric/gastroesophageal junction, or GEJ, cancer and a Phase 1 trial in collaboration with Zymeworks for the treatment of breast cancer in 2021. Based on our clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue ALX148 as a potentially critical component for future combination treatments in oncology.

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

In July 2020, we consummated our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. In December 2020, we consummated a follow-on public offering, raising net proceeds of $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million. From inception through March 31, 2021, we have raised an aggregate of $545.3 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering and $194.9 million were net proceeds from our follow-on public offering.

We have incurred net losses in each year since inception. Our net losses were $14.2 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $132.7 million and $118.5 million, respectively. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily ALX148, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance ALX148 through multiple clinical trials in multiple indications;
•	pursue regulatory approval of ALX148 in hematological malignancies and solid tumors;
•	continue our discovery and preclinical and clinical development efforts, including our collaboration with Tallac Therapeutics;
•	obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;
•	manufacture supplies for our preclinical studies and clinical trials; and
•	continue to add operational, financial and management information systems to support ongoing operations as a public company.

Components of Results of Operations

Related-Party Revenue

To date, we have not generated any revenue from product sales, licenses or collaborations and do not expect to generate any revenue from the sale of products in the foreseeable future. We recognized related-party revenue related to research and development services to Tallac Therapeutics, which ceased as of July 1, 2020. If our clinical development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates including ALX148. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

Almost all of our research and development expenses to date related to the clinical development of our lead product candidate, ALX148. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development and as we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research services that we contract from Tallac Therapeutics, as further described in Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Cost of Services for Related-Party Revenue

We previously incurred costs associated with related-party contract research services including direct labor and associated employee benefits, laboratory supplies and other expenses. These costs were recorded in cost of services for related-party transactions as a component of total operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Interest Expense

Historically, our interest expense consisted primarily of interest expense on the term loan and amortization of deferred debt issuance costs.

Other Income, Net

Our other expense, net, consists of interest income on cash balances, changes in the fair value of our convertible preferred stock warrant liability and compound derivative liability, and foreign currency re-measurement and transaction gains and losses. Prior to our initial public offering, the underlying shares of our Series B convertible preferred stock warrants were contingently redeemable, and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. As a result of the completion of our initial public offering, the Series B convertible preferred stock warrant liability was reclassified to stockholders’ equity and re-measurement was no longer required. The compound derivative liability was extinguished upon the extinguishment of the host instrument in December 2020.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Related-party revenue	$—	$655	$(655)	(100)%
Operating expenses
Research and development	9,849	3,828	6,021	157%
General and administrative	4,359	1,473	2,886	196%
Cost of services for related party revenue	—	596	(596)	(100)%
Total operating expenses	14,208	5,897	8,311	141%
Loss from operations	(14,208)	(5,242)	(8,966)	171%
Interest expense	(3)	(215)	212	(99)%
Other income, net	26	7	19	271%
Loss before income taxes	(14,185)	(5,450)	(8,735)	160%
Income tax provision	—	(4)	4	(100)%
Net loss and comprehensive loss	(14,185)	(5,454)	(8,731)	160%
Cumulative dividends allocated to preferred stockholders	—	(1,983)	1,983	(100)%
Net loss attributable to common stockholders	$(14,185)	$(7,437)	$(6,748)	91%

Comparisons of the Three Months Ended March 31, 2021 and 2020

Related-Party Revenue

Related-party revenue for the three months ended March 31, 2021 and 2020, was zero and $0.7 million, respectively, which was generated solely from payments received for reimbursement of research and development expenses pursuant to the Tollnine Agreement, as further described in Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The decrease of $0.7 million was due to the termination of the Tollnine Agreement on July 1, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Clinical and development costs	$7,920	$2,858	$5,062	177%
Personnel and related costs	1,289	847	442	52%
Stock-based compensation expense	579	83	496	598%
Other research and development costs	61	40	21	53%
Total research and development expense	$9,849	$3,828	$6,021	157%

Research and development expenses for the three months ended March 31, 2021 was $9.8 million, compared to $3.8 million for the three months ended March 31, 2020. The increase of $6.0 million was primarily attributable to an increase of $5.1 million in clinical and development costs due to higher expenses associated with increased pre-clinical, clinical and other research costs in advancement of our current lead product candidate, ALX148, as well as an increase of $0.5 million in stock-based compensation expense primarily resulting from additional stock option award grants at higher fair values. In addition, we incurred increased personnel-related costs of $0.4 million due to headcount growth.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Personnel and related costs	$1,187	$479	$708	148%
Stock-based compensation expense	1,221	68	1,153	N/M
Other general and administrative costs	1,951	926	1,025	111%
Total general and administrative expenses	$4,359	$1,473	$2,886	196%

N/M - not meaningful

General and administrative expenses for the three months ended March 31, 2021 was $4.4 million, compared to $1.5 million during the three months ended March 31, 2020. This increase of $2.9 million was primarily attributable to an increase in personnel-related costs of $0.7 million due to headcount growth, an increase in stock-based compensation expense of $1.2 million primarily resulting from additional stock option award grants at higher fair values and an increase in other general and administrative costs of $1.0 million, which includes $0.5 million of directors and officers liability insurance premium, as well as higher professional services fees of $0.3 million associated with increased accounting and compliance activities.

Cost of Services for Related-Party Revenue

Cost of services for related-party revenue for the three months ended March 31, 2021 was zero, compared to $0.6 million during the three months ended March 31, 2020. This decrease of $0.6 million was due to the termination of the Tollnine Agreement effective July 1, 2020.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. Through March 31, 2021, we have received net proceeds from sales of our convertible preferred stock, borrowings under our term loan, our initial public offering and our follow-on public offering of $175.1 million, $5.8 million, $169.5 million and $194.9 million, respectively. As of March 31, 2021, we had cash and cash equivalents of $429.9 million.

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

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $132.7 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,135)	$(8,963)
Investing activities	(7)	(10)
Financing activities	778	104,991
Net increase (decrease) in cash and cash equivalents	$(4,364)	$96,018

Operating Activities

In the three months ended March 31, 2021, cash used in operating activities of $5.1 million was attributable to a net loss of $14.2 million partially offset by a change of $7.2 million in our net operating assets and liabilities and $1.9 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $7.3 million increase in accounts payable, $0.6 million increase in accrued expenses and other current liabilities and $0.3 million increase in other non-current liabilities, partially offset by a $0.6 million increase in other assets and $0.5 million increase in prepaids and other current assets. This was primarily due to the timing of cash payments for clinical trial-related activities and changes in assets and liabilities due to the adoption of ASC 842. The non-cash charges consisted primarily of stock-based compensation of $1.8 million.

In the three months ended March 31, 2020, cash used in operating activities of $9.0 million was attributable to a net loss of $5.5 million partially offset by $0.5 million in non-cash charges and a change of $4.0 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $0.2 million, depreciation and amortization of $0.1 million, amortization of term loan discount and issuance costs of $0.1 million and change in fair value of Series B convertible preferred shares warrant liability and term loan compound derivative of $0.1 million. The change in operating assets and liabilities was primarily due to a $1.8 million decrease in accounts payable, $0.6 million decrease in accrued expenses, $0.9 million increase in prepaid expense and $0.7 million increase in receivables due from a related-party. This was primarily due to timing of cash payments for CMC-related activities.

Investing Activities

During the three months ended March 31, 2021 and 2020, cash used in investing activities was nominal.

Financing Activities

In the three months ended March 31, 2021, cash provided by financing activities was $0.8 million and was attributable to proceeds from exercise of stock options under equity incentive plans.

In the three months ended March 31, 2020, cash provided by financing activities was $105.0 million from the sale and issuance of Series C convertible preferred shares.

Contractual Obligations and Commitments

We have contractual obligations from our operating lease, finance leases, manufacturing and service contracts, and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of March 31, 2021 (in thousands):

	March 31, 2021
	Total	2021 (4)	2022 - 2023	2024 - 2025	Thereafter
Operating lease obligations (1)	$311	$105	$206	$—	$—
Finance lease obligations (2)	1,024	304	720	—	—
Manufacturing and service contracts (3)	9,258	5,016	4,182	60	—
Total	$10,593	$5,425	$5,108	$60	$—

(1)

Payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.

(2)

Payments due for embedded finance leases related to a pharmaceutical support service contract, including payments for lease agreements that have not yet commenced. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.

(3)

In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of ALX148 for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $7.5 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $1.8 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

(4)	Remaining nine months.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and the disclosure of our contingent liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.

Our critical accounting policies are more fully described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2021, we had cash and cash equivalents of $429.9 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Financial Institution Risk

Substantially all of our cash and cash equivalents is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2021, we had $429.6 million in excess of this insured limit.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, the Company implemented a new enterprise resource planning, or ERP, system. The new ERP system replaced our previous accounting systems and the general ledger. We have made changes to our internal controls over financial reporting during the implementation of the new system and will continue to evaluate the operating effectiveness of related controls during the subsequent periods.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects or stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net loss was $14.2 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $132.7 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, ALX148, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2021, we had cash and cash equivalents of $429.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations through 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were incorporated and commenced operations in 2015, have no products approved for commercial sale and have not generated any revenue from product sales, licenses or collaborations. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates and conducting preclinical and clinical trials of our product candidates, including a Phase 1 clinical trial of ALX148. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we plan to use third-party drugs in our development and clinical trials as controls for our studies, such as conducting Phase 2 clinical trials of ALX148 in combination with pembrolizumab for HNSCC and trastuzumab for gastric/GEJ carcinoma. As a result, both the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into clinical trial collaboration and supply agreements with Merck and Zymeworks, pursuant to which Merck and Zymeworks will supply doses of pembrolizumab and zanidatamab, respectively, for use in certain of our clinical trials. If the agreement with Merck is terminated before our trials are completed, we may need to find another source of pembrolizumab in order to continue our trial. Zanidatamab is not approved for commercial use by the FDA or any comparable regulatory authority, and as a result, no alternative source of zanidatamab exists. As such, if the agreement with Zymeworks is terminated before our trials are completed, our ability to continue our trials would be limited.

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

Our strategy depends on our ability to identify, seek, obtain and maintain patent protection for our product candidates and other research and development discoveries. Our patent portfolio is relatively small compared to many large and more established pharmaceutical and biotechnology companies. As our patent portfolio grows, we expect patent protection will continue to be an important part of our strategy. The patent protection process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and enforce any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development discoveries in a timely manner to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in foreign countries or may fail to effectively prevent third parties from commercializing competitive product candidates.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, and such prior art may affect the scope of any allowable claims or it may prevent our patent applications from issuing as patents. Further, the issuance of a patent does not ensure that it is valid or enforceable, nor is the issuance conclusive as to inventorship or the scope of any claims. Third parties may challenge the validity, enforceability or scope of our issued patents or claim that they should be inventors on such patents, and such patents may be narrowed, invalidated, circumvented or deemed unenforceable and such third parties may gain rights to such patents. We could also become involved in reexamination, inter partes review, post-grant review, opposition or derivation proceedings challenging our patent rights or the patent rights of others.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The

Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Trillium Therapeutics, our competitor, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. The patent claims under the European patent, if the appeal by UHN and The Hospital for Sick Children is successful, could potentially limit our ability to pursue ALX148 in certain new indications or geographies in the future. However, we believe that we do not infringe claims listed in U.S. patent 10,907,209. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of March 31, 2021, we had 24 employees, including 13 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

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

We are still assessing the impact that the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. For example, in August 2020, California implemented the Blueprint for a Safer Economy, which uses COVID-19 case rates and test positivity rates in each county to determine the extent to which businesses may reopen. Under the Blueprint for a Safer Economy, many business operations in San Mateo County, where our primary operations are located, remain restricted. As a result, the majority of our employees are currently telecommuting, which may impact certain of our operations over the near term and long term.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of March 31, 2021, we had 40,208,569 shares of our common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

On July 17, 2020, we filed a registration statement on Form S-8 to register 3,563,962 shares of our common stock reserved for future issuance under our equity compensation plans. In addition, on March 18, 2021, we filed a registration statement on Form S-8 to register 1,992,226 shares of our common stock reserved for future issuance under our equity compensation plans. As a result, shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144.

Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

In addition, we implemented an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, in the future, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 58.2% of our outstanding voting stock.

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

In the past, we have identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness as of March 31, 2021.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date:	May 17, 2021		ALX Oncology Holdings Inc.

		By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 17, 2021	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer
(Principal Financial Officer)

Date:	May 17, 2021	By:	/s/ Shelly Pinto
Shelly Pinto
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)