Form 10-Q
period 2021-06-30
ALX ONCOLOGY HOLDINGS INC
filed 2021-08-12
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 40,342,798 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	72

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

▪	our reliance on third parties to conduct preclinical research activities, clinical trials, and for the manufacture of our product candidates;
▪	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
▪	the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
▪	our ability to advance product candidates into and successfully complete clinical trials;
▪	the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results;
▪	the success of competing therapies that are or may become available;
▪	developments relating to our competitors and our industry, including competing product candidates and therapies;
▪	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
▪	existing regulations and regulatory developments in the United States and other jurisdictions;
▪	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
▪	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates;
▪	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
▪	the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;
▪	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
▪	our expectations regarding the impact of the COVID-19 pandemic on our business
▪	and our anticipated use of our existing cash and cash equivalents.

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

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

ALX Oncology Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$409,964	$434,219
Prepaid expenses and other current assets	2,313	1,773
Total current assets	412,277	435,992
Property and equipment, net	167	52
Other assets	8,845	10
Total assets	$421,289	$436,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,806	$4
Payable and accrued liabilities due to related party	788	72
Accrued expenses and other current liabilities	7,385	6,128
Total current liabilities	13,979	6,204
Other non-current liabilities	2,296	5
Total liabilities	16,275	6,209
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 40,325,270 and 39,844,522 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	553,955	548,327
Accumulated deficit	(148,981)	(118,522)
Total stockholders’ equity	405,014	429,845
Total liabilities and stockholders’ equity	$421,289	$436,054

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Related-party revenue	$—	$527	$—	$1,182
Operating expenses:
Research and development	11,213	7,663	21,062	11,491
General and administrative	5,086	3,172	9,445	4,645
Cost of services for related-party revenue	—	479	—	1,075
Total operating expenses	16,299	11,314	30,507	17,211
Loss from operations	(16,299)	(10,787)	(30,507)	(16,029)
Interest expense	(3)	(219)	(6)	(434)
Other income (expense), net	28	(305)	54	(298)
Loss before income taxes	(16,274)	(11,311)	(30,459)	(16,761)
Income tax provision	—	(20)	—	(24)
Net loss and comprehensive loss	(16,274)	(11,331)	(30,459)	(16,785)
Cumulative dividends allocated to preferred stockholders	—	(2,641)	—	(4,624)
Net loss attributable to common stockholders	$(16,274)	$(13,972)	$(30,459)	$(21,409)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(4.41)	$(0.76)	$(6.78)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	40,247,110	3,164,707	40,151,802	3,157,387

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	39,844,522	$40	$548,327	$(118,522)	$429,845
Issuance of common stock under equity incentive plan	—	—	364,047	—	1,024	—	1,024
Stock-based compensation	—	—	—	—	1,800	—	1,800
Net loss	—	—	—	—	—	(14,185)	(14,185)
Balance as of March 31, 2021	—	$—	40,208,569	$40	$551,151	$(132,707)	$418,484
Issuance of common stock under equity incentive plan	—	—	114,488	—	464	—	464
Issuance of common stock under employee stock purchase plan	—	—	2,213	—	103	—	103
Stock-based compensation	—	—	—	—	2,237	—	2,237
Net loss	—	—	—	—	—	(16,274)	(16,274)
Balance as of June 30, 2021	—	$—	40,325,270	$40	$553,955	$(148,981)	$405,014

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	10,313,808	$70,363	3,166,946	$3	$2,140	$(72,782)	$(70,639)
Vesting of early exercised stock options	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	(5,454)	(5,454)
Issuance of convertible preferred stock, net of issuance costs	11,055,966	104,680	—	—	—	—	—
Balance as of March 31, 2020	21,369,774	$175,043	3,166,946	$3	$2,307	$(78,236)	$(75,926)
Vesting of early exercised stock options	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	2,853	—	2,853
Net loss	—	—	—	—	—	(11,331)	(11,331)
Balance as of June 30, 2020	21,369,774	$175,043	3,166,946	$3	$5,166	$(89,567)	$(84,398)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(30,459)	$(16,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	192
Non-cash lease costs	204	—
Stock-based compensation	4,037	3,004
Amortization of term loan discount and issuance costs	—	221
Changes in fair value of compound derivative liability and warrants	—	408
Changes in operating assets and liabilities
Receivables due from related-party	—	9
Prepaid expenses and other current assets	(531)	(1,137)
Other assets	(9,038)	—
Accounts payable	5,802	(2,003)
Payable and accrued liabilities due to related party	716	—
Accrued expenses and other current liabilities	1,210	1,100
Other non-current liabilities	2,291	(135)
Net cash used in operating activities	(25,757)	(15,126)
Investing activities
Purchase of property and equipment	(7)	(10)
Net cash used in investing activities	(7)	(10)
Financing activities
Proceeds from exercise of stock options under equity incentive plan	1,479	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	103	—
Proceeds from issuance of convertible preferred stock, net	—	104,680
Principal payments on finance lease obligations	(73)	—
Deferred offering costs	—	(458)
Net cash provided by financing activities	1,509	104,222
Net increase (decrease) in cash and cash equivalents	(24,255)	89,086
Cash and cash equivalents at beginning of period	434,219	9,017
Cash and cash equivalents at end of period	$409,964	$98,103
Supplemental disclosure
Cash paid for interest	$3	$188
Cash paid for taxes	$274	$—
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$22
Deferred offering costs incurred but not paid	$—	$1,953
Right-of-use asset acquired under operating leases	$1,812	$—
Right-of-use asset acquired under finance leases	$834	$—
Acquisition of property and equipment in accounts payable and other current liabilities	$127	$—

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

As of June 30, 2021, the Company has devoted substantially all of its efforts to the product development as well as formation and financing of the Company, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

Reclassifications

Certain reclassifications have also been made within the condensed consolidated balance sheet as of December 31, 2020 to conform to the current year presentation. The Company reclassified approximately $0.1 million out of accrued expenses and other current liabilities into payable and accrued liabilities due to related-party. Total current liabilities as of December 31, 2020 did not change as a result of these reclassifications.

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

Significant Accounting Policies

With the exception of the change for the accounting of leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, Topic 842, or Accounting Standards Codification (ASC) 842, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, leases are included in operating or finance lease right-of-use, or ROU, assets; current operating or finance lease liabilities; and non-current operating or finance lease liabilities.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The Company considered information available at the adoption date of Topic 842 to determine the incremental borrowing rate for leases in existence as of this date. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term, and the carrying amount of the lease liability is adjusted to reflect interest, which is recorded in interest expense.

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

The following table sets forth the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$398,145	$—	$—	$398,145

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$424,115	$—	$—	$424,115

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of June 30, 2021 and December 31, 2020.

There were no transfers of assets or liabilities between the fair value measurement levels during the three and six months ended June 30, 2021 and 2020.

The carrying values of the Company’s financial instruments, such as accounts payable and accrued expenses and other current liabilities, approximated fair value due to the short-term nature of these items.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Computer hardware and software	$63	$63
Furniture and fixtures	6	9
Leasehold improvements	131	5
Property and equipment, gross	200	77
Less: accumulated depreciation and amortization	(33)	(25)
Total property and equipment, net	$167	$52

Depreciation and amortization expense was nominal during the three and six months ended June 30, 2021.  Depreciation and amortization expense was $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Accrued clinical and nonclinical study costs	$3,325	$1,401
Accrued compensation and related expenses	1,769	1,974
Accrued contract manufacturing	1,322	2,123
Finance lease liabilities, current	429	—
Accrued professional fees	225	300
Other	205	151
Operating lease liabilities, current	110	—
Accrued Federal Income Tax	—	179
Total accrued expenses and other current liabilities	$7,385	$6,128

(5) LEASES

In 2017, the Company entered into a lease agreement for office space for a period of five years and four months, commencing February 1, 2018 and ending May 31, 2023. In July 2020, the Company (i) assigned to Tallac Therapeutics, Inc., or Tallac Therapeutics, a related party, the Company’s lease with respect to the premises located at 866 Malcolm Road, Burlingame, California, and (ii) entered a sub-lease agreement for the same premise from Tallac Therapeutics. The sub-lease is an operating lease. As of June 30, 2021, the Company had approximately $0.3 million right-of-use asset and lease liability related to this lease.

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

In May 2021, the Company entered into a lease agreement for office space totaling approximately 10,000 square feet at 323 Allerton Avenue, South San Francisco, California. The term of the lease is from July 5, 2021 to August 31, 2026, with early entry date of June 6, 2021. The lease does not provide an option to extend after it expires. The total lease payments for the life of the lease is approximately $2.0 million. The Company obtained the right to direct the usage of the office space on the early entry date, and therefore considered June 6, 2021 as the lease commencement date. The lease was evaluated as an operating lease. As of June 30, 2021, the Company had approximately $1.8 million right-of-use asset and lease liability related to this lease.

The ROU assets recorded under the operating lease and finance lease were $2.1 million and $1.0 million, respectively, at June 30, 2021. The amounts were included in the other assets on the condensed consolidated balance sheet.

The following table presents the maturities and balance sheet information of the Company's operating and finance lease liabilities as of June 30, 2021 (in thousands, except lease term and discount rate):

	June 30, 2021
	Operating Leases	Finance Leases
2021 (remaining six months)	$78	$216
2022	519	432
2023	482	288
2024	433	—
2025	446	—
Thereafter	302	—
Total lease payments	2,260	936
Less: imputed interest	(202)	(18)
Total lease liabilities	$2,058	$918

Lease liabilities: current (i)	$251	$429
Lease liabilities: non-current (ii)	1,807	489
Total lease liabilities	$2,058	$918

Weighted average remaining lease term (in years)	4.7	2.2
Weighted average discount rate	3.4%	1.7%

(i)

Current lease liabilities were presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party of $0.1 million and $0.1 million, respectively, on the condensed consolidated balance sheet.

(ii)	Non-current lease liabilities were presented within other non-current liabilities on the condensed consolidated balance sheet.

The following table presents the components of lease costs (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating lease cost	$62	$97
Variable lease cost and other, net (i)	17	39
Finance lease cost
Amortization of right-of-use assets	90	145
Interest	3	6
Total lease cost	$172	$287

(i)

The Variable lease cost and other, net is comprised primarily of common area maintenance charges for the operating lease, which is dependent on usage. These costs are classified as operating lease expense due to the election to not separate lease and non-lease components. These costs were not included within the measurement of the Company’s operating lease ROU assets and operating lease liabilities.

The following table presents supplemental cash flow information related to leases:

Six Months Ended
June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$73
Right-of-use asset acquired under leases
Operating leases	$1,812
Finance leases	$834

ASC 840 Disclosures

The Company elected the alternative modified transition method, which applies ASC 842 as of the effective date on January 1, 2021. Prior to the adoption of ASC 842, the Company applied ASC 840 to its lease transactions.

The following table presents the future minimum lease commitments under the Company’s operating leases as of December 31, 2020, as previously disclosed (in thousands):

December 31, 2020
2021	140
2022-2023	206
Total future minimum lease payments	$346

Rent expense was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2020.

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

In conjunction with the Loan Agreement, the Company issued warrants to purchase Series B convertible preferred stock to SVB and WestRiver, and recorded a warrant liability of approximately $0.4 million at the date of issuance. The Company also determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting, and recorded a term loan compound derivative liability of approximately $51,000. The Company measured its Series B convertible preferred stock warrant liability and term loan compound derivative liability at fair value on a recurring basis, which were classified as Level 3 liabilities. During the three months ended June 30, 2020, the increase in fair value in warrant liability was approximately $309,000 and the compound derivative liability balance changed by a nominal amount. During the six months ended June 30, 2020, the increases in fair value in warrant liability and compound derivative liability were approximately $395,000 and $13,000, respectively. Those amounts were recognized as a component of other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. The Company reclassified the preferred stock warrant liability balance into additional paid-in capital in July 2020 with no further re-measurement required, as the common stock warrants are considered permanent equity effective with the completion of the initial public offering. The compound derivative liability was extinguished upon the extinguishment of the host instrument in December 2020.

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock and 100,000,000 shares of undesignated preferred stock. As of June 30, 2021 and December 31, 2020, the Company had 40,325,270 and 39,844,522 shares of common stock outstanding, respectively.

Common Stock

Common stock reserved for future issuance as of June 30, 2021 and December 31, 2020, consists of the following:

	June 30,	December 31,
	2021	2020
Stock options issued and outstanding	4,417,249	4,857,308
Stock options authorized for future issuance	4,390,750	2,835,443
Employee Stock Purchase Plan shares authorized for future issuance	796,232	400,000
Total	9,604,231	8,092,751

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

Employee Stock Purchase Plan

In July 2020, the Company's board of directors and stockholders approved the ALX Oncology Holdings Inc. 2020 Employee Stock Purchase Plan, or the ESPP. The ESPP allows eligible employees to have up to 15 percent of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 3,000 shares in a purchase period, whichever is less. The ESPP allows for offering periods of up to 27 months consisting of one or more purchase periods. In January 2021, the board of directors approved the first offering period with a simultaneous purchase period beginning February 1, 2021 and ending June 30, 2021. The board of directors delegated the Company’s Chief Executive Officer and the Chief Financial Officer to administrate the ESPP for subsequent offering periods. Eligible employees can purchase the Company’s common stock at the end of the purchase period at 85% of the lower of the closing price of the Company’s common stock on the Nasdaq Global Select Market on the first day of the offering period and the last day of the purchase period.

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

Accordingly, on January 1, 2021, the number of shares available under the ESPP was increased by 398,445 shares. As of June 30, 2021, 2,213 shares of common stock have been purchased under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 796,232.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$715	$2,284	$1,294	$2,367
General and administrative	1,522	569	2,743	637
	$2,237	$2,853	$4,037	$3,004

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

The Company recognized related-party revenues of $0.5 million and $1.2 million for the three and six months ended June 30, 2020, respectively, under the Tollnine Agreement. Effective as of July 1, 2020, the Company terminated the Tollnine Agreement and entered into the Tallac Services Agreement with Tallac Therapeutics (formerly known as Tollnine).

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac Therapeutics will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac Therapeutics plus a mark-up equal to 10% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development costs within the condensed consolidated statement of operations and comprehensive loss. The Company has recorded $0.1 million and $0.5 million, respectively, as research and development costs for the three and six months ended June 30, 2021.

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

The Company accounts for research and development, or R&D, costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the three and six months ended June 30, 2021, the Company recorded $0.6 million in R&D expenses related to the collaboration.

The Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of June 30, 2021, the Company had $0.6 million of accrued expenses due to Tallac which was presented within the payable and accrued liabilities - related party on the condensed consolidated balance sheet.

(10) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,274)	$(11,331)	$(30,459)	$(16,785)
Less: cumulative preferred dividends allocated to preferred stockholders	—	(2,641)	—	(4,624)
Net loss attributable to common stockholders	$(16,274)	$(13,972)	$(30,459)	$(21,409)
Denominator:
Weighted-average shares of common stock outstanding	40,247,110	3,164,707	40,151,802	3,157,387
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(4.41)	$(0.76)	$(6.78)

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

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30,
	2021	2020
Convertible preferred stock	—	21,369,774
Warrants to purchase convertible preferred stock	—	61,292
Common stock subject to repurchase	—	3,908
Options issued and outstanding	4,417,249	3,874,815
Estimated common stock issuable under the employee stock purchase plan	3,994	—
Total	4,421,243	25,309,789

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2021.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the six months ended June 30, 2021 the Company had no pending or threatened litigation.

Leases

The Company has operating leases related to its office spaces and embedded finance leases related to a pharmaceutical support services agreement. See Note 5 "Leases" for details of related commitments.

License Agreements

In March 2015, the Company entered into a license agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to the Company’s current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the three months ended June 30, 2021.

In June 2016, the Company entered into a license agreement with Selexis SA, or Selexis, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents, know-how and other intellectual property, to use Selexis generated cell lines to manufacture evorpacept (also known as ALX148), and to make, use and sell licensed product containing such compound in all fields of use. The Company paid Selexis a nominal one-time fee and will pay Selexis an annual maintenance fee. The Company also agreed to pay Selexis milestone payments up to an aggregate of 1.2 million Swiss Francs in respect of all licensed products developed and/or commercialized under the grant that successfully satisfies certain milestone events. The Company recorded a milestone payment of $0.1 million during the three months ended June 30, 2021.

In March 2017, the Company entered into an agreement with Crystal Bioscience Inc. (now a subsidiary of Ligand Pharmaceuticals Incorporated), or Crystal, under which the Company obtained an assignment of certain patents, covering certain SIRPα antibodies. Under this agreement, the Company also received a worldwide, royalty-bearing non-exclusive license, with the right to grant sublicenses through multiple tiers of sublicenses, under certain of Crystal’s background patents and know-how necessary to commercialize the rights under the assigned patents. The Company agreed to pay Crystal milestone payments up to $11.1 million in respect of all licensed products developed under the assigned patents, that successfully satisfy certain clinical and regulatory milestones, each milestone being paid only once for all products. No milestone payments have been recorded as of June 30, 2021.

Other Contractual Obligations and Other Commitments

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $6.2 million. In addition, the Company has commitments with two other drug product manufacturers that commit the Company to certain future purchase obligations of approximately $1.4 million. The Company expects to make payments for these commitments through 2025 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 checkpoint pathway and bridge the innate and adaptive immune system. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept (also known as ALX148), will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and to leverage the immune activation of broadly used anti-cancer agents through combination strategies. As of June 30, 2021, we had dosed over 170 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents. In hematologic malignancies, we have dosed the first subjects for the treatment of myelodysplastic syndromes, or MDS, and intend to advance evorpacept into clinical development for the treatment of acute myeloid leukemia, or AML, in the second half of 2021. In solid tumors, we have initiated the two randomized Phase 2 trials of evorpacept for the treatment of first-line head and neck squamous cell carcinoma, or HNSCC, and dosed the first subject in the first trial in May 2021, and dosed the first subject in the second trial in July 2021. We intend to initiate a randomized Phase 2 trial of evorpacept for the treatment of second line gastric/gastroesophageal junction, or GEJ, cancer and a Phase 1 trial in collaboration with Zymeworks for the treatment of breast cancer in the second half of 2021. Based on our clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component for future combination treatments in oncology.

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

Since our founding, we have devoted substantially all of our resources to identifying and developing evorpacept, advancing preclinical programs, scaling up manufacturing, conducting clinical trials and providing general and administrative support for these operations. We have no products approved for marketing and we have never received any revenue from drug product sales.

In July 2020, we consummated our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. In December 2020, we consummated a follow-on public offering, raising net proceeds of $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million. From inception through June 30, 2021, we have raised an aggregate of $545.3 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering and $194.9 million were net proceeds from our follow-on public offering.

We have incurred net losses in each year since inception. Our net losses were $16.3 million and $11.3 million for the three months ended June 30, 2021 and 2020, respectively, and $30.5 million and $16.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $149.0 million and $118.5 million, respectively. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance evorpacept through multiple clinical trials in multiple indications;
•	pursue regulatory approval of evorpacept in hematological malignancies and solid tumors;
•	continue our discovery and preclinical and clinical development efforts, including our collaboration with Tallac Therapeutics;
•	obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;
•	manufacture supplies for our preclinical studies and clinical trials; and
•	continue to add operational, financial and management information systems to support ongoing operations as a public company.

Components of Results of Operations

Related-Party Revenue

To date, we have not generated any revenue from product sales, licenses or collaborations and do not expect to generate any revenue from the sale of products in the foreseeable future. We recognized related-party revenue related to research and development services to Tallac Therapeutics, which ceased as of July 1, 2020. If our clinical development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates including evorpacept. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, evorpacept, which include:

•	expenses incurred in connection with the preclinical and clinical development, including expenses incurred under agreements with contract research organizations, or CROs;
•	expenses incurred in connection with the preclinical and clinical development, including expenses incurred under collaboration agreements;
•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	expenses related to production of clinical materials, including fees paid to contract manufacturing organizations, or CMOs;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials; and
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

Our research and development expenses consist primarily of costs associated with the development of our lead product candidate evorpacept and include external costs, such as fees paid to consultants, central laboratories, contractors, collaborators, CMOs and CROs in connection with our preclinical and clinical development activities. We allocate expenses, such as employee salaries, benefits, facilities, travel and other miscellaneous expenses, based on an estimated percentage of time worked on each program.

Almost all of our research and development expenses to date related to the clinical development of our lead product candidate, evorpacept. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development and as we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research services that we contract from Tallac Therapeutics, as further described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Expense

Historically, our interest expense consisted primarily of interest expense on the term loan, amortization of deferred debt issuance costs, and interest related to finance leases.

Other Income (expense), Net

Our other income (expense), net, consists of interest income on cash balances, changes in the fair value of our convertible preferred stock warrant liability and compound derivative liability, and foreign currency re-measurement and transaction gains and losses. Prior to our initial public offering, the underlying shares of our Series B convertible preferred stock warrants were contingently redeemable, and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. As a result of the completion of our initial public offering, the Series B convertible preferred stock warrant liability was reclassified to stockholders’ equity and re-measurement was no longer required. The compound derivative liability was extinguished upon the extinguishment of the host instrument in December 2020.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Related-party revenue	$—	$527	$(527)	(100)%	$—	$1,182	$(1,182)	(100)%
Operating expenses
Research and development	11,213	7,663	3,550	46%	21,062	11,491	9,571	83%
General and administrative	5,086	3,172	1,914	60%	9,445	4,645	4,800	103%
Cost of services for related party revenue	—	479	(479)	(100)%	—	1,075	(1,075)	(100)%
Total operating expenses	16,299	11,314	4,985	44%	30,507	17,211	13,296	77%
Loss from operations	(16,299)	(10,787)	(5,512)	51%	(30,507)	(16,029)	(14,478)	90%
Interest expense	(3)	(219)	216	(99)%	(6)	(434)	428	(99)%
Other income (expense), net	28	(305)	333	(109)%	54	(298)	352	(118)%
Loss before income taxes	(16,274)	(11,311)	(4,963)	44%	(30,459)	(16,761)	(13,698)	82%
Income tax provision	—	(20)	20	(100)%	—	(24)	24	(100)%
Net loss and comprehensive loss	(16,274)	(11,331)	(4,943)	44%	(30,459)	(16,785)	(13,674)	81%
Cumulative dividends allocated to preferred stockholders	—	(2,641)	2,641	(100)%	—	(4,624)	4,624	(100)%
Net loss attributable to common stockholders	$(16,274)	$(13,972)	$(2,302)	16%	$(30,459)	$(21,409)	$(9,050)	42%

Related-Party Revenue

Related-party revenue for the three and six months ended June 30, 2020 was $0.5 million and $1.2 million, respectively, which was generated solely from payments received for reimbursement of research and development expenses pursuant to the Tollnine Agreement, as further described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Related-party revenue for the three and six months ended June 30, 2021 was zero due to the termination of the  Tollnine Agreement as of July 1, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Clinical development costs	$8,186	$4,443	$3,743	84%	$16,106	$7,301	$8,805	121%
Personnel and related costs	1,921	855	1,066	125%	3,210	1,703	1,507	88%
Stock-based compensation expense	715	2,284	(1,569)	(69)%	1,294	2,367	(1,073)	(45)%
Other research and development costs	391	81	310	383%	452	120	332	277%
Total research and development expense	$11,213	$7,663	$3,550	46%	21,062	11,491	$9,571	83%

Research and development expenses for the three months ended June 30, 2021 was $11.2 million, compared to $7.7 million for the three months ended June 30, 2020. The increase of $3.6 million was primarily attributable to (i) an increase of $3.7 million in clinical and development costs due to $3.3 million higher expenses associated with increased pre-clinical, clinical and other research costs in advancement of our current lead product candidate, evorpacept, and $0.4 million expense related to the Tallac Collaboration (ii) an increase of $1.1 million in personnel expense due to $0.9 million increase driven by headcount growth and our share of Tallac’s personnel expenses of $0.2 million related to the collaboration during the three months ended June 30, 2021, (iii) an increase of $0.3 million other research and development costs primarily driven by milestone payments triggered by the initiation of our Phase 2 trials. These increases of research and development expenses were partially offset by $1.6 million decreases in stock-based compensation expense. Our stock-based compensation expense was higher during the three months ended June 30, 2020 due to the modification of stock options for former ALX employees who transferred to Tallac.

Research and development expenses for the six months ended June 30, 2021 was $21.1 million, compared to $11.5 million for the six months ended June 30, 2020. The increase of $9.6 million was primarily attributable to (i) an increase of $8.8 million in clinical and development costs due to $8.4 million higher expenses associated with increased pre-clinical, clinical and other research costs in advancement of our current lead product candidate, evorpacept, and $0.4 million expense related to the Tallac Collaboration (ii) an increase of $1.5 million in personnel expense due to $1.3 million increase driven by headcount growth and our share of Tallac’s personnel expenses of $0.2 million related to the collaboration during the six months ended June 30, 2021, (iii) an increase of $0.3 million other research and development costs primarily driven by milestone payments triggered by the initiation of our Phase 2 trials. These increases of research and development expenses were partially offset by $1.1 million decreases in stock-based compensation expense. Our stock-based compensation expense was higher during the six months ended June 30, 2020 due to the modification of stock options for former ALX employees who transferred to Tallac.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Personnel and related costs	$1,208	$759	$449	59%	$2,395	$1,238	$1,157	93%
Stock-based compensation expense	1,522	569	953	167%	2,743	637	2,106	331%
Other general and administrative costs	2,356	1,844	512	28%	4,307	2,770	1,537	55%
Total general and administrative expenses	$5,086	$3,172	$1,914	60%	$9,445	$4,645	$4,800	103%

General and administrative expenses for the three months ended June 30, 2021 was $5.1 million, compared to $3.2 million during the three months ended June 30, 2020. This increase of $1.9 million was primarily attributable to (i) an increase of $1.0 million stock-based compensation primarily resulting from additional stock option award grants at higher fair values, (ii) an increase of $0.5 million other general and administrative costs primarily driven by general business insurance expenses, and (iii) an increase of $0.5 million personnel and related costs primarily driven by headcount growth.

General and administrative expenses for the six months ended June 30, 2021 was $9.4 million, compared to $4.6 million during the six months ended June 30, 2020. This increase of $4.8 million was primarily attributable to (i) an increase of $2.1 million stock-based compensation primarily resulting from additional stock option award grants at higher fair values, (ii) an increase of $1.5 million other general and administrative costs primarily driven by $1.0 million general business insurance expenses and $0.5 million other expenses such as legal expense and filing fees associated with a public company. and (iii) an increase of $1.2 million personnel and related costs primarily driven by headcount growth.

Cost of Services for Related-Party Revenue

Cost of services for related-party revenue for the three and six months ended June 30, 2020 was $0.5 million and $1.1 million, respectively, which are attributable to fee-for-service hours provided to Tallac Therapeutics.  Cost of services for related-party revenue for the three and six months ended June 30, 2021 was zero due to the termination of the Tollnine Agreement as of July 1, 2020.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. Through June 30, 2021, we have received net proceeds from sales of our convertible preferred stock, borrowings under our term loan, our initial public offering and our follow-on public offering of $175.1 million, $5.8 million, $169.5 million and $194.9 million, respectively. As of June 30, 2021, we had cash and cash equivalents of $410.0 million.

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

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $149.0 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

Cash Flows

The following table presents a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(25,757)	$(15,126)
Investing activities	(7)	(10)
Financing activities	1,509	104,222
Net increase (decrease) in cash and cash equivalents	$(24,255)	$89,086

Operating Activities

In the six months ended June 30, 2021, cash used in operating activities of $25.8 million was attributable to a net loss of $30.5 million, partially offset by $4.3 million in non-cash charges and a net change of $0.5 million in our operating assets and liabilities. The non-cash charges mainly consisted of stock-based compensation of $4.0 million and non-cash lease costs of $0.2 million. The change in operating assets and liabilities was primarily due to a (i) $5.8 million increase in accounts payable due to timing of invoice and payments, (ii) a $2.3 million increase in other non-current liabilities due to the recognition of lease liabilities as a result of ASC 842 adoption as well as the commencement of new leases, (iii) a $1.2 million increase in accrued expenses and other current liabilities, and (iv) a $0.7 million increase in payable and accrued liabilities due to related party.  These increases were partially offset by (i) $9.0 million increase in other assets related to $5.7 million increase related to certain clinical activities and $3.3 million increase in the right-of-use assets due to the recognition of right-of-use assets as a result of ASC 842 adoption as well as the commencement of new leases, and (ii) $0.5 million increases in prepaid expenses and other current assets.

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

Investing Activities

In the six months ended June 30, 2021 and 2020, cash used in investing activities was nominal.

Financing Activities

In the six months ended June 30, 2021, cash provided by financing activities was $1.5 million, which were driven by $1.5 million proceeds from exercise of common stock under equity incentive plans and $0.1 million proceeds from issuance of common stock pursuant to employee stock purchase plan

In the six months ended June 30, 2020, cash provided by financing activities was $104.2 million, from the sale and issuance of Series C convertible preferred stock with gross proceeds of $105.0 million, partially offset by $0.3 million issuance costs and $0.5 million deferred offering costs for our initial public offering.

Contractual Obligations and Commitments

We have contractual obligations from our operating lease, finance leases, manufacturing and service contracts, and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of June 30, 2021 (in thousands):

	Payments Due By Period
	Total	2021 (4)	2022 - 2023	2024 - 2025	Thereafter
Operating lease obligations (1)	$2,260	$78	$1,001	$879	$302
Finance lease obligations (2)	936	216	720	—	—
Manufacturing and service contracts (3)	7,543	3,018	4,375	120	30
Total	$10,739	$3,312	$6,096	$999	$332

(1)

The payments consist of (i) payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023, and (ii) payments due for the office space in South San Francisco, California under a single operating lease agreement that expires in 2026. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.

(2)

Payments due for embedded finance leases related to a pharmaceutical support service contract. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.

(3)

In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $6.2 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $1.4 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

(4)	Remaining six months.

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

Our critical accounting policies are more fully described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2021, we had cash and cash equivalents of $410.0 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Financial Institution Risk

Substantially all of our cash and cash equivalents is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2021, we had $409.7 million in excess of this insured limit.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have made changes to our internal controls over financial reporting during the implementation of the new enterprise resource planning, or ERP, system and will continue to evaluate the operating effectiveness of related controls during the subsequent periods.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. These risks include, but are not limited to, the following:

▪	We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future;
▪	We will require substantial additional capital to finance our operations, such capital may not be available to us or may only be available on terms that are unfavorable to us;
▪	We have a limited operating history and have no products approved for commercial sale;
▪	The price of our stock may be volatile, and you could lose all or part of your investment;
▪	We are substantially dependent on the success of our lead product candidate, evorpacept (also known as ALX148), which is in clinical development and which has not completed a pivotal trial;
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
▪

In the past, we have identified material weaknesses in our internal control over financial reporting. If remediation measures we implemented are not effective, investors may lose confidence in our financial reports.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net loss was $16.3 million and $11.3 million for the three months ended June 30, 2021 and 2020, respectively, and $30.5 million and $16.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $149.0 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for evorpacept and advance our other programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have incurred and expect to continue to incur additional costs associated with operating as a public company and comply with legal, accounting and other regulatory requirements. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of June 30, 2021, we had cash and cash equivalents of $410.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations through 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our cash and cash equivalents to advance the clinical development of evorpacept, as well as for working capital and other general corporate purposes. This may include additional pre-clinical research, clinical development, hiring additional personnel, capital expenditures, the potential acquisition of businesses or assets and the costs of operating as a public company, as well as for working capital and other general corporate purposes. Advancing the development of evorpacept and our other programs will require a significant amount of capital. Our current cash and cash equivalents on hand, may not be sufficient to fund all of the actions that are necessary to complete the development of evorpacept or our other programs.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were incorporated and commenced operations in 2015, have no products approved for commercial sale and have not generated any revenue from product sales, licenses or collaborations. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates and conducting preclinical and clinical trials of our product candidates, including a Phase 1 clinical trial of evorpacept. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenue from any product sales, licenses or collaborations and do not expect to generate any revenue from the sale of product candidates in the foreseeable future. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

▪	successful and timely completion of preclinical and clinical development of our lead product candidate, evorpacept, and our other future product candidates;
▪	establishing and maintaining relationships with CROs and clinical sites for the clinical development of evorpacept and our other future product candidates;
▪	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
▪	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
▪

developing an efficient and scalable manufacturing process for evorpacept and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties to obtain finished products that are appropriately packaged for sale;

▪

establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;

▪	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
▪	a continued acceptable safety profile following any marketing approval;
▪	commercial acceptance of evorpacept and any future product candidates as viable treatment options by patients, the medical community and third-party payors;

▪	obtaining favorable coverage and adequate reimbursement by third-party payors for our product candidates;
▪	addressing any competing therapies and technological and market developments;
▪	identifying, assessing, acquiring and developing new product candidates;
▪	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
▪	protecting our rights in our intellectual property portfolio, including our licensed intellectual property;
▪	defending against third-party interference or infringement claims, if any;
▪	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
▪	negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary to develop, manufacture or commercialize our product candidate; and
▪	attracting, hiring and retaining qualified personnel.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, evorpacept, which is in clinical development and which has not completed a pivotal trial. If we do not obtain regulatory approval for and successfully commercialize evorpacept in one or more indications, or we experience significant delays in doing so, we may never generate any revenue or become profitable.

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as MDS, AML, HNSCC, or gastric/ GEJ carcinoma. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in future clinical trials or registrational clinical trials because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety, purity and efficacy and potency to the satisfaction of the FDA or comparable international regulatory authorities, despite having progressed through preclinical studies or initial clinical trials. In addition, the FDA or any comparable international regulatory authorities may conclude that the results from our clinical trials are insufficient to support any accelerated approval that we may seek with respect to evorpacept or any of our future product candidates in general or with respect to any specific indications. Product candidates that have shown promising results in early clinical trials may still suffer significant setbacks in subsequent clinical trials or registration clinical trials. For example, a number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

In December 2020, the FDA verbally informed us, that given our planned initiation of two Phase 2 HNSCC clinical trials that could be potentially registrational, they require completion of a routine non-clinical safety study. The FDA noted that for any drug development program moving swiftly through development, this non-clinical study is still required prior to the initiation of a clinical trial that could be considered pivotal. We were allowed to initiate both Phase 2 HNSCC clinical trials with the enrollment capped at a total of 50 subjects treated with evorpacept across both trials (excluding safety lead-in cohorts). In June 2021, the FDA informed us that it reviewed our standard non-clinical safety study and has removed the partial clinical hold and patient cap on our two Phase 2 studies in patients with HNSCC.

If we experience delays or difficulties in the enrollment of subjects in clinical trials and/or retention of subjects in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or comparable international regulatory authorities. Subject enrollment is a significant factor in the timing of clinical trials. In particular, because certain of our clinical trials of evorpacept are focused on indications with small patient populations, our ability to enroll eligible subjects may be limited or may result in slower enrollment than we anticipate.

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

If evorpacept or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have observed single-digit incident rates of treatment-related grade three and higher cytopenias across each of the trial cohorts in our evorpacept combination clinical trials with pembrolizumab, trastuzumab and rituximab in a heavily pre-treated group of subjects who are typical participants in early stage cancer trials and are often hematologically fragile at baseline. Subjects in our evorpacept combination clinical trials experienced a number of treatment-related adverse events that were low-grade and manageable, including fatigue, rash, aspartate aminotransferase, or AST, increase, platelets decrease, alanine aminotransferase, or ALT, increase, pruritus, pyrexia, decreased appetite, anemia, infusion reaction, neutropenia, nausea, alkaline phosphate increase, arthralgia, white blood cell decrease and myalgia. Treatment-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of evorpacept or any of our future product candidates, including in combination therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer and Roche/Genentech.

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

There are already a variety of available drug therapies marketed for cancer and some of the currently approved drug therapies are branded and subject to patent protection and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if evorpacept and any of our other future product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we plan to use third-party drugs in our development and clinical trials as controls for our studies, such as conducting Phase 2 clinical trials of evorpacept in combination with pembrolizumab for HNSCC and trastuzumab for gastric/GEJ carcinoma. As a result, both the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into clinical trial collaboration and supply agreements with Merck, Eli Lilly and Zymeworks, pursuant to which our collaboration counterparties will supply doses of pembrolizumab, ramucirumab, and zanidatamab, respectively, for use in certain of our clinical trials. If the agreements with Merck and Eli Lilly are terminated before our trials are completed, we may need to find another source of pembrolizumab and ramucirumab, respectively, in order to continue our trial. Zanidatamab is not approved for commercial use by the FDA or any comparable regulatory authority, and as a result, no alternative source of zanidatamab exists. As such, if the agreement with Zymeworks is terminated before our trials are completed, our ability to continue our trials would be limited.

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

Even if the FDA and applicable foreign regulatory authorities approve the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use our product candidates. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of evorpacept and any other product candidates, if any are approved, will depend on a number of factors, including, among others:

▪	the ability of evorpacept and our other product candidates to treat cancer or other applicable targeted diseases, as compared with other available drugs, treatments or therapies;
▪	the timing of market introduction of the product candidate as well as competitive products;
▪	the clinical indications for which a product candidate is approved;
▪	the approval of other new therapies for the same indications;
▪	the prevalence and severity of any adverse side effects associated with evorpacept and our other product candidates;
▪	limitations or warnings contained in the labeling approved for evorpacept or our other product candidates by the FDA or foreign regulatory authorities;
▪	availability of alternative treatments and the potential and perceived advantages of our product candidates over alternative treatments;
▪	the size of the target patient population and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
▪	the strength and effectiveness of marketing and distribution support and timing of market introduction of competitive products;
▪	publicity for our product candidates and competing products and treatments;
▪	pricing and cost-effectiveness in relation to alternative treatments;
▪	relative convenience and ease of administration;
▪	our ability to obtain sufficient third-party coverage or reimbursement, and the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
▪	the likelihood that the FDA or any foreign regulatory authority may impose additional requirements that limit the promotion, advertising, distribution or sales of our product candidates.

Adverse events in clinical trials for our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for evorpacept or any other product candidate that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community. Future adverse events in immuno-oncology or the biopharmaceutical industry generally could also result in greater governmental regulation and stricter labeling requirements.

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

Our lead product candidate, evorpacept, is at an early stage of clinical development and not all adverse effects can be predicted or anticipated. Unforeseen side effects from evorpacept or any of our future product candidates may arise at any time during clinical development or, if approved by regulatory authorities, after the approved drug product has been marketed. Any undesirable or unacceptable side effects of evorpacept or our future product candidates could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable international regulatory authorities, or result in marketing approval from the FDA or comparable international regulatory authorities with restrictive label warnings or for limited patient populations. Ultimately, such side effects could result in product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for or obtained regulatory approval for any product candidate and it is possible that evorpacept or any product candidates we may seek to develop in the future will ever obtain regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

In February 2020, the FDA granted Fast Track designations to evorpacept for first-line HNSCC and for second-line treatment of advanced HER2-positive gastric/GEJ carcinoma. If a product candidate is intended for the treatment of a serious condition and preclinical or clinical data demonstrate the potential to address unmet medical need for such condition, a sponsor may apply for FDA Fast Track designation. Even though we received these Fast Track designations for evorpacept, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively ACA, was enacted in 2010 and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. Further, in December 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of a tax act. Additionally, in December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court ruling that the individual mandate was unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the ACA are invalid as well. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through June 30, 2021, unless additional Congressional action is taken. Additionally, it is possible that additional governmental action is taken in response to the COVID-19 pandemic, resulting in a material adverse effect on our business. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020, codifying a policy change that was effective January 1, 2019. In 2020, the U.S. Department of Health and Human Services and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business.

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

We may collect, process, use or transfer personal information from individuals located in the European Union, the European Economic Area, and their respective member states, Switzerland and the United Kingdom in connection with our business, including in connection with conducting clinical trials in these regions. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Union. The collection and use of personal health data in the European Union is governed, in part, by the provisions of the General Data Protection Regulation (EU) 2016/679, or the GDPR. This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Union may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Trillium Therapeutics, our competitor, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. The patent claims under the European patent, if the appeal by UHN and The Hospital for Sick Children is successful, could potentially limit our ability to pursue evorpacept in certain new indications or geographies in the future. However, we believe that we do not infringe claims listed in U.S. patent 10,907,209. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of June 30, 2021, we had 29 employees, including 17 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

▪	identifying, recruiting, integrating, maintaining and motivating additional employees;
▪

managing our internal development efforts effectively, including the clinical and FDA review process for evorpacept and any other future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and

▪	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize evorpacept and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on specific independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of evorpacept and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize evorpacept and other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated our product research and development efforts on our novel immuno-oncology approach, and our future success depends on the successful development of our lead product candidate, evorpacept, and any future product candidates that we develop. There can be no assurance that any development problems we experience in the future related to our novel immuno-oncology approach will not cause significant delays or unanticipated costs or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

Our spending on current and future research and development programs, such as evorpacept, for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. Currently, the Delta variant of COVID-19 continues to spread as another wave of the pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

▪

delays or difficulties in enrolling and retaining subjects, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19, in our ongoing clinical trial of evorpacept and our future clinical trials;

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

The COVID-19 pandemic continues to pose a threat on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. For example, many of our employees continue to telecommute, which may impact certain of our operations over the near term and long term.

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

▪	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
▪	the timing and outcomes of clinical trials for evorpacept, and any of our other product candidates, or competing product candidates;
▪	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
▪

competition from existing and potential future products that compete with evorpacept and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

▪	any delays in regulatory review or approval of evorpacept or any of our other product candidates;
▪	the level of demand for evorpacept and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
▪

the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with evorpacept and any of our other product candidates;

▪	our ability to commercialize evorpacept and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
▪	our ability to establish and maintain collaborations, licensing or other arrangements;
▪	our ability to adequately support future growth;
▪	potential unforeseen business disruptions that increase our costs or expenses;
▪	future accounting pronouncements or changes in our accounting policies;
▪	the COVID-19 pandemic; and
▪	the changing and volatile global economic and political environment.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of June 30, 2021, we had 40,325,270 shares of our common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

We have incurred and will continue to incur significant legal, accounting, compliance and other expenses as a public company and these expenses may increase even more after we are no longer an “emerging growth company”, which we expect to occur after December 31, 2021. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we must adopt additional internal controls and disclosure controls and procedures and have retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we will not be an “emerging growth company” after December 31, 2021. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive if we choose to rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to use this extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. If some investors find our common stock less attractive as a result of any of our reliance on these exemptions, there may be a less active trading market for our common stock and our share price may be more volatile.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57.9% of our outstanding voting stock.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness as of June 30, 2021.

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

We will be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. Beginning with our second annual report on Form 10-K after we become a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, expected after December 31,2021, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We will cease being an “emerging growth company” after December 31, 2021. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not identify. Undetected material weaknesses in our internal controls could lead to consolidated financial statement restatements and require us to incur the expense of remediation.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL

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

Date:	August 12, 2021		ALX Oncology Holdings Inc.

		By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2021	By:	/s/ Shelly Pinto
Shelly Pinto
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)