Form 10-Q
period 2021-09-30
ALX ONCOLOGY HOLDINGS INC
filed 2021-11-12
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-39386

ALX ONCOLOGY HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0642577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
323 Allerton Avenue, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-466-7125

Former name, former address, and former fiscal year, if changed since last report:

866 Malcolm Road, Suite 100

Burlingame, California 94010

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

As of November 8, 2021, the registrant had 40,499,538 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
	Signatures	74

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

▪	our reliance on third parties to conduct preclinical research activities, clinical trials, and for the manufacture of our product candidates;
▪	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
▪	the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
▪	our ability to advance product candidates into and successfully complete clinical trials;
▪	the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results;
▪	the success of competing therapies that are or may become available;
▪	developments relating to our competitors and our industry, including competing product candidates and therapies;
▪	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
▪	existing regulations and regulatory developments in the United States and other jurisdictions;
▪	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
▪	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates;
▪	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
▪	the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;
▪	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
▪	our expectations regarding the impact of the COVID-19 pandemic on our business;
▪	our plans for and prospects of our acquisitions and other business development activities, and our ability to successfully capitalize on these opportunities; and
▪	our anticipated use of our existing cash and cash equivalents.

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

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

ALX Oncology Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$385,149	$434,219
Prepaid expenses and other current assets	3,814	1,773
Total current assets	388,963	435,992
Property and equipment, net	562	52
Other assets	10,203	10
Total assets	$399,728	$436,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,683	$4
Payable and accrued liabilities due to related party	1,595	72
Accrued expenses and other current liabilities	7,210	6,128
Total current liabilities	12,488	6,204
Other non-current liabilities	2,068	5
Total liabilities	14,556	6,209
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 40,486,287 and 39,844,522 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	558,679	548,327
Accumulated deficit	(173,547)	(118,522)
Total stockholders’ equity	385,172	429,845
Total liabilities and stockholders’ equity	$399,728	$436,054

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Related-party revenue	$—	$—	$—	$1,182
Operating expenses:
Research and development	18,214	5,328	39,276	16,819
General and administrative	6,362	4,481	15,807	9,126
Cost of services for related-party revenue	—	—	—	1,075
Total operating expenses	24,576	9,809	55,083	27,020
Loss from operations	(24,576)	(9,809)	(55,083)	(25,838)
Interest expense	(4)	(226)	(10)	(660)
Other income (expense), net	14	(111)	68	(409)
Loss before income taxes	(24,566)	(10,146)	(55,025)	(26,907)
Income tax provision	—	(35)	—	(59)
Net loss and comprehensive loss	(24,566)	(10,181)	(55,025)	(26,966)
Cumulative dividends allocated to preferred stockholders	—	(578)	—	(5,202)
Net loss attributable to common stockholders	$(24,566)	$(10,759)	$(55,025)	$(32,168)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.36)	$(1.37)	$(2.67)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	40,396,188	29,664,122	40,234,159	12,052,876

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	—	$—	40,325,270	$40	$553,955	$(148,981)	$405,014
Issuance of common stock under equity incentive plan	—	—	161,017	—	533	—	533
Stock-based compensation	—	—	—	—	4,191	—	4,191
Net loss	—	—	—	—	—	(24,566)	(24,566)
Balance as of September 30, 2021	—	$—	40,486,287	$40	$558,679	$(173,547)	$385,172

	Three Months Ended September 30, 2020
	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	21,369,774	$175,043	3,166,946	$3	$5,166	$(89,567)	$(84,398)
Vesting of early exercised stock options					4	—	4
Stock-based compensation	—	—	—	—	689	—	689
Reclassification of warrants from liability to equity	—	—	—	—	1,019	—	1,019
Conversion of convertible preferred stock into common stock	(21,369,774)	(175,043)	21,369,774	21	175,022	—	175,043
Cumulative dividends			2,564,759	3	(3)	—	—
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	—	—	9,775,000	10	169,531	—	169,541
Issuance of common stock under equity incentive plans	—	—	182,111		299		299
Issuance of common stock upon net exercise of warrants	—	—	48,932	—	—	—	—
Net loss	—	—	—	—	—	(10,181)	(10,181)
Balance as of September 30, 2020	—	$—	37,107,522	$37	$351,727	$(99,748)	$252,016

See accompanying notes to these condensed consolidated financial statements (unaudited).

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	39,844,522	$40	$548,327	$(118,522)	$429,845
Issuance of common stock under equity incentive plan	—	—	639,552	—	2,021	—	2,021
Issuance of common stock under employee stock purchase plan	—	—	2,213	—	103	—	103
Stock-based compensation	—	—	—	—	8,228	—	8,228
Net loss	—	—	—	—	—	(55,025)	(55,025)
Balance as of September 30, 2021	—	$—	40,486,287	$40	$558,679	$(173,547)	$385,172

	Nine Months Ended September 30, 2020
	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	10,313,808	$70,363	3,166,946	$3	$2,140	$(72,782)	$(70,639)
Issuance of convertible preferred stock, net of issuance costs	11,055,966	$104,680	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	26	—	26
Stock-based compensation	—	—	—	—	3,693	—	3,693
Reclassification of warrants from liability to equity	—	—	—	—	1,019	—	1,019
Conversion of convertible preferred stock into common stock	(21,369,774)	(175,043)	21,369,774	21	175,022	—	175,043
Cumulative dividends			2,564,759	3	(3)	—	—
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	—	—	9,775,000	10	169,531	—	169,541
Issuance of common stock under equity incentive plans	—	—	182,111	—	299	—	299
Issuance of common stock upon net exercise of warrants	—	—	48,932	—	—	—	—
Net loss	—	—	—	—	—	(26,966)	(26,966)
Balance as of September 30, 2020	—	$—	$37,107,522	$37	$351,727	$(99,748)	$252,016

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(55,025)	$(26,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	197
Non-cash lease costs	460	—
Stock-based compensation	8,228	3,693
Amortization of term loan discount and issuance costs	—	339
Changes in fair value of compound derivative liability and warrants	—	650
Gain on assignment of lease	—	(126)
Changes in operating assets and liabilities
Receivables due from related-party	—	9
Prepaid expenses and other current assets	(2,042)	(2,137)
Other assets	(10,653)	—
Accounts payable	3,620	(2,323)
Payable and accrued liabilities due to related party	386	—
Accrued expenses and other current liabilities	2,333	1,995
Other non-current liabilities	2,063	(5)
Net cash used in operating activities	(50,613)	(24,674)
Investing activities
Purchase of property and equipment	(405)	(20)
Proceeds from assets held for sale	—	641
Net cash (used in)/provided by investing activities	(405)	621
Financing activities
Proceeds from equity offerings, net	—	172,724
Payments of offering costs	—	(3,183)
Proceeds from exercise of stock options under equity incentive plan	2,022	299
Proceeds from issuance of common stock pursuant to employee stock purchase plan	103	—
Proceeds from issuance of convertible preferred stock, net	—	104,680
Principal payments on finance lease obligations	(177)	—
Net cash provided by financing activities	1,948	274,520
Net (decrease)/increase in cash and cash equivalents	(49,070)	250,467
Cash and cash equivalents at beginning of period	434,219	9,017
Cash and cash equivalents at end of period	$385,149	$259,484
Supplemental disclosure
Cash paid for interest	$7	$295
Cash paid for taxes	$274	$47
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$26
Right-of-use asset acquired under operating leases	$1,812	$—
Right-of-use asset acquired under finance leases	$834	$—
Acquisition of property and equipment in accounts payable and other current liabilities	$129	$3
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$175,043
Accumulated dividend on convertible preferred stock	$—	$3

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

As of September 30, 2021, the Company has devoted substantially all of its efforts to the product development as well as formation and financing of the Company, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP and applicable rules and regulations of the Securities and Exchange Commission, or SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

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

Significant Accounting Policies

With the exception of the change in the accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, Topic 842, or Accounting Standards Codification (ASC) 842, on January 1, 2021, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, leases are included in operating or finance lease right-of-use, or ROU, assets; current operating or finance lease liabilities; and non-current operating or finance lease liabilities.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The Company considered information available at the adoption date of ASC 842 to determine the incremental borrowing rate for leases in existence as of this date. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term, and the carrying amount of the lease liability is adjusted to reflect interest, which is recorded in interest expense.

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

Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Topic 842, Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both operating and finance leases. ASU No. 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In June 2020, the FASB issued ASU No. 2020-05, which extended the effective date of ASU No. 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASC 842 on January 1, 2021 using the alternative modified transition method, which applies the standard as of the adoption date and therefore, the Company has not applied the standard to the comparative periods presented in the Company's financial statements. The Company elected the following practical expedients:

(i)	not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs;
(ii)	combine lease and non-lease components
(iii)	not to recognize ROU assets or lease liabilities for short term leases

As a lessee, the primary impact of the adoption of ASC 842 was the recognition of operating and finance lease ROU assets of $0.3 million and $0.2 million, respectively, and operating and finance lease liabilities of $0.3 million and $0.2 million, respectively, as of January 1, 2021. ROU assets are presented within other assets, current lease liabilities are presented within accrued expenses and other current liabilities, and non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheet. See Note 5 "Leases" for additional details.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, Topic 740: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU 2019-12 is effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company adopted this standard as of January 1, 2021 on a prospective basis and there was no material impact on its condensed consolidated financial statements and disclosures as a result of the adoption.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

The following table sets forth the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$375,667	$—	$—	$375,667

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$424,115	$—	$—	$424,115

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of September 30, 2021 and December 31, 2020.

There were no transfers of assets or liabilities between the fair value measurement levels during the three and nine months ended September 30, 2021 and 2020.

The carrying values of the Company’s financial instruments, such as accounts payable and accrued expenses and other current liabilities, approximated fair value due to the short-term nature of these items.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Computer hardware and software	$195	$63
Furniture and fixtures	167	9
Leasehold improvements	229	5
Laboratory Equipment	10	—
Property and equipment, gross	601	77
Less: accumulated depreciation and amortization	(39)	(25)
Total property and equipment, net	$562	$52

Depreciation and amortization expense was insignificant during the three and nine months ended September 30, 2021.  Depreciation and amortization expense was $0.1 million and $0.2 million during the three and nine months ended September 30, 2020, respectively.

Other Assets

As of September 30, 2021, other assets consist of $6.6 million of prepaid clinical expenses, $1.9 million of operating lease ROU assets, $0.9 million of finance lease ROU assets, $0.6 million of prepaid contract manufacturing costs, and $0.2 million of other deposits.  As of December 31, 2020, the amount of other assets was considered insignificant.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Accrued clinical and nonclinical study costs	3,299	1,401
Accrued compensation	2,173	1,974
Accrued contract manufacturing	654	2,123
Finance lease liabilities, current	429	—
Accrued professional fees	279	300
Operating lease liabilities, current	274	—
Other	102	151
Accrued federal income tax	—	179
Total accrued expenses and other current liabilities	7,210	6,128

(5) LEASES

In 2017, the Company entered into a lease agreement for office space for a period of five years and four months, commencing February 1, 2018 and ending May 31, 2023. In July 2020, the Company (i) assigned to Tallac Therapeutics, Inc., or Tallac Therapeutics, a related party, the Company’s lease with respect to the premises located at 866 Malcolm Road, Burlingame, California, and (ii) entered a sub-lease agreement for the same premise from Tallac Therapeutics. The sub-lease is an operating lease. As of September 30, 2021, the Company had approximately $0.2 million right-of-use asset and lease liability related to this lease.

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

In May 2021, the Company entered into a lease agreement for office space totaling approximately 10,000 square feet at 323 Allerton Avenue, South San Francisco, California. The term of the lease is from July 5, 2021 to August 31, 2026, with early entry date of June 6, 2021. The lease does not provide an option to extend after it expires. The total lease payments for the life of the lease is approximately $2.0 million. The Company obtained the right to direct the usage of the office space on the early entry date, and therefore considered June 6, 2021 as the lease commencement date. The lease was evaluated as an operating lease. As of September 30, 2021, the Company had ROU asset and lease liability of approximately $1.7 million and $1.9 million, respectively, related to this lease.

The ROU assets recorded under the operating lease and finance lease were $1.9 million and $0.9 million, respectively, at September 30, 2021. The amounts were included in the other assets on the condensed consolidated balance sheet.

The following table presents the maturities and balance sheet information of the Company's operating and finance lease liabilities as of September 30, 2021 (in thousands, except lease term and discount rate):

	September 30, 2021
	Operating Leases	Finance Leases
2021 (remaining three months)	$102	$108
2022	519	432
2023	482	288
2024	433	—
2025	446	—
Thereafter	301	—
Total lease payments	2,283	828
Less: imputed interest	(184)	(14)
Total lease liabilities	$2,099	$814

Lease liabilities: current (i)	$416	$429
Lease liabilities: non-current (ii)	1,683	385
Total lease liabilities	$2,099	$814

Weighted average remaining lease term (in years)	4.5	1.9
Weighted average discount rate	3.5%	1.7%

(i)

Current lease liabilities are presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party of $0.7 million and $0.1 million, respectively, on the condensed consolidated balance sheet.

(ii)	Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheet, which includes $0.1 million due to Tallac Therapeutics.

The following table presents the components of lease costs (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating lease cost	$132	$229
Variable lease cost and other, net (i)	22	61
Finance lease cost
Amortization of right-of-use assets	112	257
Interest	3	10
Total lease cost	$269	$557

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

The following table presents supplemental cash flow information related to leases:

Nine Months Ended
September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141
Operating cash flows from finance leases	$7
Financing cash flows from finance leases	$177
Right-of-use asset acquired under leases
Operating leases	$1,812
Finance leases	$834

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

Rent expense was $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020.

(6) TERM LOAN AND RELATED DERIVATIVES

The Company’s wholly-owned subsidiaries Alexo Therapeutics International and Sirpant Therapeutics, as borrowers, entered into a Loan and Security Agreement, or the Loan Agreement, dated as of December 20, 2019, with Silicon Valley Bank, or SVB, and WestRiver, collectively as lenders, and SVB, as administrative agent and collateral agent. On the closing date of the Loan Agreement in December 2019, $6.0 million was funded to the Company. In December 2020, the Company fully repaid the loan balance.

In conjunction with the Loan Agreement, the Company issued warrants to purchase Series B convertible preferred stock to SVB and WestRiver, and recorded a warrant liability of approximately $0.4 million at the date of issuance. The Company also determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting, and recorded a term loan compound derivative liability of approximately $51,000. The Company measured its Series B convertible preferred stock warrant liability and term loan compound derivative liability at fair value on a recurring basis, which were classified as Level 3 liabilities. During the three and nine months ended September 30, 2020, the increases in fair value in warrant liability were approximately $263,000 and $658,000, respectively. During the three and nine months ended September 30, 2020, the decreases in fair value in compound derivative liability were approximately $21,000 and $8,000, respectively. Those amounts were recognized as a component of other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. The Company reclassified the preferred stock warrant liability balance into additional paid-in capital in July 2020 with no further re-measurement required, as the common stock warrants are considered permanent equity effective with the completion of the initial public offering. The compound derivative liability was extinguished upon the extinguishment of the host instrument in December 2020.

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock and 100,000,000 shares of undesignated preferred stock. As of September 30, 2021 and December 31, 2020, the Company had 40,486,287 and 39,844,522 shares of common stock outstanding, respectively.

Common Stock

Common stock reserved for future issuance as of September 30, 2021 and December 31, 2020, consists of the following:

	September 30,	December 31,
	2021	2020
Stock options issued and outstanding	4,892,109	4,857,308
Restricted stock units issued and outstanding	15,075	—
Remaining shares available for future issuance under equity incentive plan	3,739,798	2,835,443
Employee Stock Purchase Plan shares authorized for future issuance	796,232	400,000
Total	9,443,214	8,092,751

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

Accordingly, on January 1, 2021, the number of shares available under the ESPP was increased by 398,445 shares. As of September 30, 2021, 2,213 shares of common stock have been purchased under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 796,232.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,519	$(359)	$2,813	$2,008
General and administrative	2,672	1,048	5,415	1,685
	$4,191	$689	$8,228	$3,693

(9) RELATED-PARTY TRANSACTIONS

Related-party revenue

In June 2018, the Company entered into a Research and Development Services Agreement, or Tollnine Agreement, with Tollnine Therapeutics, Inc., or Tollnine, a related-party of the Company, to provide research and development services to Tollnine. The Company’s Chief Executive Officer was the Chief Executive Officer of Tollnine until April 2020 but remains on the Board of Directors. In addition, two of the Company’s investors were also investors in Tollnine. As such, Tollnine was deemed to be a related-party. The Tollnine Agreement had an initial term of 3 years.  The services were provided at a price based on the costs incurred by the Company plus a mark-up equal to 10% of such costs. The Company recognized revenue when Tollnine, as the Company’s customer, obtained control of promised goods or services, in an amount that reflects the consideration which the Company received in exchange for those goods or services.

The Company recognized related-party revenues of zero and $1.2 million for the three and nine months ended September 30, 2020, respectively, under the Tollnine Agreement. Effective as of July 1, 2020, the Company terminated the Tollnine Agreement and entered into the Tallac Services Agreement with Tallac Therapeutics (formerly known as Tollnine).

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac Therapeutics will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac Therapeutics plus a mark-up equal to 10% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development costs within the condensed consolidated statement of operations and comprehensive loss. The Company recorded $0.1 million and $0.6 million, respectively, as research and development costs for the three and nine months ended September 30, 2021. The Company recorded $0.4 million as research and development costs for the three and nine months ended September 30, 2020.

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

The Company accounts for research and development, or R&D, costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the three and nine months ended September 30, 2021, the Company recorded $0.8 million and $1.4 million, respectively, in R&D expenses related to the collaboration.

The Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of September 30, 2021, the Company had $1.4 million of accrued expenses due to Tallac which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheet.

(10) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,566)	$(10,181)	$(55,025)	$(26,966)
Less: cumulative preferred dividends allocated to preferred stockholders	—	(578)	—	(5,202)
Net loss attributable to common stockholders	$(24,566)	$(10,759)	$(55,025)	$(32,168)
Denominator:
Weighted-average shares of common stock outstanding	40,396,188	29,664,122	40,234,159	12,052,876
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.36)	$(1.37)	$(2.67)

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

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	September 30,
	2021	2020
Convertible preferred stock	—	21,369,774
Warrants to purchase convertible preferred stock	—	61,292
Common stock subject to repurchase	—	3,908
Options issued and outstanding	4,892,109	3,874,815
Restricted stock units issued and outstanding	15,075	—
Estimated common stock issuable under the employee stock purchase plan	2,001	—
Total	4,909,185	25,309,789

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2021.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the nine months ended September 30, 2021 the Company had no pending or threatened litigation.

Leases

The Company has operating leases related to its office spaces and embedded finance leases related to a pharmaceutical support services agreement. See Note 5 "Leases" for details of related commitments.

License Agreements

In March 2015, the Company entered into a license agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to the Company’s current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the three months ended June 30, 2021. The Company did not record any other milestone payments during the three months ended September 30, 2021.

In June 2016, the Company entered into a license agreement with Selexis SA, or Selexis, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents, know-how and other intellectual property, to use Selexis generated cell lines to manufacture evorpacept (also known as ALX148), and to make, use and sell licensed product containing such compound in all fields of use. The Company paid Selexis a nominal one-time fee and will pay Selexis an annual maintenance fee. The Company also agreed to pay Selexis milestone payments up to an aggregate of 1.2 million Swiss Francs in respect of all licensed products developed and/or commercialized under the grant that successfully satisfies certain milestone events. The Company recorded a milestone payment of $0.1 million during the three months ended June 30, 2021. The Company did not record any other milestone payments during the three months ended September 30, 2021.

In March 2017, the Company entered into an agreement with Crystal Bioscience Inc. (now a subsidiary of Ligand Pharmaceuticals Incorporated), or Crystal, under which the Company obtained an assignment of certain patents, covering certain SIRPα antibodies. Under this agreement, the Company also received a worldwide, royalty-bearing non-exclusive license, with the right to grant sublicenses through multiple tiers of sublicenses, under certain of Crystal’s background patents and know-how necessary to commercialize the rights under the assigned patents. The Company agreed to pay Crystal milestone payments up to $11.1 million in respect of all licensed products developed under the assigned patents, that successfully satisfy certain clinical and regulatory milestones, each milestone being paid only once for all products. No milestone payments have been recorded as of September 30, 2021.

Other Contractual Obligations and Other Commitments

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $24.1 million. In addition, the Company has commitments with two other drug product manufacturers that commit the Company to certain future purchase obligations of approximately $0.9 million. The Company expects to make payments for these commitments through 2025 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENT

On October 4, 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc., or ScalmiBio, as the Company expands its pipeline with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform. Under the terms of the stock purchase agreement, the Company made an initial payment to the stockholders of ScalmiBio at closing on October 4, 2021 of approximately $4.5 million in cash, net of certain expenses and adjustments, and will make an additional payment of $2.0 million at the one-year anniversary of the transaction subject to certain conditions. In addition, the Company has agreed to pay up to $35 million, in aggregate, in certain milestones based on the clinical development of the acquired ScalmiBio technology and has also agreed to pay a low single digit royalty on net sales of any products developed from the ScalmiBio acquired technology for a defined term.  The Company has the option to buy-out the royalty payment, prior to the first marketing approval of the developed product.

Dr. Jaume Pons, the Company’s CEO and President, and a director, was also a director of ScalmiBio prior to the acquisition, and owned 31.7% of ScalmiBio stock. As a result, Dr. Pons received or will receive his proportional share of the consideration to ScalmiBio stockholders as described above. Dr. Pons also received approximately $87,000 out of the closing proceeds for the repayment of a note and accrued interest he had loaned to ScalmiBio.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 checkpoint pathway and bridge the innate and adaptive immune system. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept (also known as ALX148), will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and to leverage the immune activation of broadly used anti-cancer agents through combination strategies. As of September 30, 2021, we had dosed over 185 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents. In hematologic malignancies, we have dosed 13 subjects for the treatment of myelodysplastic syndromes, or MDS, and intend to advance evorpacept into clinical development for the treatment of acute myeloid leukemia, or AML, in the fourth quarter of 2021. In solid tumors, we have initiated two randomized Phase 2 trials of evorpacept for the treatment of first-line head and neck squamous cell carcinoma, or HNSCC, and dosed the first subject in the first trial in May 2021, and dosed the first subject in the second trial in July 2021, and we also initiated a Phase 1 trial in collaboration with Zymeworks for the treatment of breast cancer and dosed the first subject in October 2021. We intend to initiate a randomized Phase 2 trial of evorpacept for the treatment of second line gastric/gastroesophageal junction, or GEJ, cancer in the fourth quarter of 2021. Based on our clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component for future combination treatments in oncology.

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

In July 2020, we consummated our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. In December 2020, we consummated a follow-on public offering, raising net proceeds of $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million. From inception through September 30, 2021, we have raised an aggregate of $545.3 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering and $194.9 million were net proceeds from our follow-on public offering.

We have incurred net losses in each year since inception. Our net losses were $24.6 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively, and $55.0 million and $27.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $173.5 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance evorpacept through multiple clinical trials in multiple indications;
•	pursue regulatory approval of evorpacept in hematological malignancies and solid tumors;
•	continue our discovery and preclinical and clinical development efforts, including our collaborations with Tallac Therapeutics and Zymeworks and our recent acquisition of ScalmiBio;
•	obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;
•	manufacture supplies for our preclinical studies and clinical trials; and
•	continue to add operational, financial and management information systems to support ongoing operations as a public company.

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

Almost all of our research and development expenses to date related to the clinical development of our lead product candidate, evorpacept. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates and developing new product candidates.  As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research conducted internally and through the contract with Tallac Therapeutics, as further described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, business development expenses, facilities expenses, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit, accounting and tax-related services, and directors and officers liability insurance premiums. Personnel and related costs primarily consist of salaries, benefits and stock-based compensation expense. Facilities costs primarily consist of rent and maintenance of facilities.

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

Results of Operations and Net Loss

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Related-party revenue	$—	$—	$—	NM %	$—	$1,182	$(1,182)	(100)%
Operating expenses
Research and development	18,214	5,328	12,886	242%	39,276	16,819	22,457	134%
General and administrative	6,362	4,481	1,881	42%	15,807	9,126	6,681	73%
Cost of services for related party revenue	—	—	—	NM %	—	1,075	(1,075)	(100)%
Total operating expenses	24,576	9,809	14,767	151%	55,083	27,020	28,063	104%
Loss from operations	(24,576)	(9,809)	(14,767)	151%	(55,083)	(25,838)	(29,245)	113%
Interest expense	(4)	(226)	222	(98)%	(10)	(660)	650	(98)%
Other income (expense), net	14	(111)	125	(113)%	68	(409)	477	(117)%
Loss before income taxes	(24,566)	(10,146)	(14,420)	142%	(55,025)	(26,907)	(28,118)	105%
Income tax provision	—	(35)	35	(100)%	—	(59)	59	(100)%
Net loss and comprehensive loss	(24,566)	(10,181)	(14,385)	141%	(55,025)	(26,966)	(28,059)	104%
Cumulative dividends allocated to preferred stockholders	—	(578)	578	(100)%	—	(5,202)	5,202	(100)%
Net loss attributable to common stockholders	$(24,566)	$(10,759)	$(13,807)	128%	$(55,025)	$(32,168)	$(22,857)	71%

Related-Party Revenue

Related-party revenue for the three and nine months ended September 30, 2020 was zero and $1.2 million, respectively, which was generated solely from payments received for reimbursement of research and development expenses pursuant to the Tollnine Agreement, as further described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Related-party revenue for the three and nine months ended September 30, 2021 was zero due to the termination of the Tollnine Agreement as of July 1, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Clinical development costs	$14,618	$4,612	$10,006	217%	$30,724	$11,913	$18,811	158%
Personnel and related costs	1,936	1,039	897	86%	5,146	2,741	2,405	88%
Stock-based compensation expense	1,519	(359)	1,878	(523)%	2,813	2,008	805	40%
Other research and development costs	141	36	105	292%	593	157	436	278%
Total research and development expense	$18,214	$5,328	$12,886	242%	39,276	16,819	$22,457	134%

Research and development expenses for the three months ended September 30, 2021 was $18.2 million, compared to $5.3 million for the three months ended September 30, 2020. The increase of $12.9 million was primarily attributable to (i) an increase of $10.0 million in clinical and development costs due to $8.7 million higher expenses associated with increased clinical costs mainly associated with a higher number of active clinical trials and increased patient enrollment and other research costs in advancement of our current lead product candidate, evorpacept, $0.8 million related to collaborations, of which $0.6 million was related to the Tallac Collaboration, and $0.3 million related to regulatory consulting expenses, (ii) an increase of $1.9 million in stock-based compensation expense mainly due to additional stock option awards granted in 2021 at higher fair values and negative stock-based compensation expense due to a reduction recorded in the corresponding prior period, (iii) an increase of $0.9 million in personnel expense due to $0.7 million increase driven by headcount growth and our share of Tallac’s personnel expenses of $0.2 million related to the collaboration and (iv) an increase of $0.1 million in other research and development costs due to increase in clinical trial insurance as we continue to initiate new trials.

Research and development expenses for the nine months ended September 30, 2021 was $39.3 million, compared to $16.8 million for the nine months ended September 30, 2020. The increase of $22.5 million was primarily attributable to (i) an increase of $18.8 million in clinical and development costs due to $16.4 million higher expenses associated with increased pre-clinical costs, increased clinical costs mainly associated with a higher number of active clinical trials and increased patient enrollment and other research costs in advancement of our current lead product candidate, evorpacept, $1.6 million related to collaborations, of which $1.0 million was related to the Tallac Collaboration, and an increase of $0.5 million in regulatory consulting expenses, (ii) an increase of $2.4 million in personnel and related costs due to $2.0 million higher expense driven by headcount growth and recruiting expenses and our share of Tallac’s personnel expenses of $0.4 million related to the collaboration, (iii) an increase of $0.8 million in stock-based compensation expense mainly due to an increase of $3.1 million in stock-based compensation expense driven by additional stock option awards granted in 2021 at higher fair values, offset by a decrease of $2.3 million expense as we modified stock option awards for former employees who transferred to Tallac Therapeutics in the nine months ended September 30, 2020 and (iv) an increase of $0.4 million in other research and development costs due to an increase of $0.3 million milestone payments triggered by the initiation of our Phase 2 trials and an increase of $0.1 million clinical trial insurance as we continue to initiate our trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Personnel and related costs	$1,444	$1,339	$105	8%	$3,839	$2,577	$1,262	49%
Stock-based compensation expense	2,672	1,048	1,624	155%	5,415	1,685	3,730	221%
Other general and administrative costs	2,246	2,094	152	7%	6,553	4,864	1,689	35%
Total general and administrative expenses	$6,362	$4,481	$1,881	42%	$15,807	$9,126	$6,681	73%

General and administrative expenses for the three months ended September 30, 2021 was $6.4 million, compared to $4.5 million during the three months ended September 30, 2020. This increase of $1.9 million was primarily attributable to (i) an increase of $1.6 million in stock-based compensation driven by $1.8 million increase due to additional stock option awards granted in 2021 at higher fair values, offset by a decrease of $0.2 million as we recorded additional expense related to the modification of stock option awards for a former employee in the three months ended September 2020, (ii) an increase of $0.1 million other general and administrative costs primarily driven by an increase of $0.5 million due to corporate legal fees, general business insurance fees, SOX and compliance fees, partially offset by a decrease of $0.4 million in accounting and consulting service fees, which were higher in the three months ended September 30, 2020 due to the IPO and (iii) an increase of $0.1 million in personnel and related costs mainly driven by the headcount growth.

General and administrative expenses for the nine months ended September 30, 2021 was $15.8 million, compared to $9.1 million during the nine months ended September 30, 2020. This increase of $6.7 million was primarily attributable to (i) an increase of $3.9 million in stock-based compensation expense driven by additional stock option awards granted in 2021 at higher fair values, offset by a decrease of $0.2 million as we recorded additional expense related to the modification of stock option awards for a former employee in the nine months ended September 2020 while we did not have any such modification in the nine months ended September 30, 2021, (ii) an increase of $1.7 million in other general and administrative costs primarily driven by $2.2 million increase due to general business insurance fees, corporate legal fees, SOX and compliance fees, and filing fees, partially offset by a decrease of $0.5 million in accounting and consulting service fees, which were higher in the nine months ended September 30, 2020 due to the IPO, and (iii) an increase of $1.3 million personnel and related costs primarily driven by headcount growth.

Cost of Services for Related-Party Revenue

Cost of services for related-party revenue for the three and nine months ended September 30, 2020 was zero and $1.1 million, respectively, which are attributable to fee-for-service hours provided to Tallac Therapeutics. Cost of services for related-party revenue for the three and nine months ended September 30, 2021 was zero due to the termination of the Tollnine Agreement as of July 1, 2020.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. Through September 30, 2021, we have received net proceeds from sales of our convertible preferred stock, borrowings under our term loan, our initial public offering and our follow-on public offering of $175.1 million, $5.8 million, $169.5 million and $194.9 million, respectively. As of September 30, 2021, we had cash and cash equivalents of $385.1 million.

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

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $173.5 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

Cash Flows

The following table presents a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(50,613)	$(24,674)
Investing activities	(405)	621
Financing activities	1,948	274,520
Net (decrease)/increase in cash and cash equivalents	$(49,070)	$250,467

Operating Activities

In the nine months ended September 30, 2021, cash used in operating activities of $50.6 million was attributable to a net loss of $55.0 million and a net change of $4.3 million in our operating assets and liabilities, partially offset by $8.7 million in non-cash charges. The change in operating assets and liabilities was primarily due to $3.6 million increase in accounts payable due to timing of invoice and payments, offset by $6.6 million increase in other assets related to long-term prepaid clinical costs and $2.0 million increases in prepaid expenses and other current assets. The non-cash charges mainly consisted of stock-based compensation of $8.2 million and non-cash lease costs of $0.4 million.

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

Investing Activities

In the nine months ended September 30, 2021 cash used in investing activities was $0.4 million for purchases of property and equipment.

In the nine months ended September 30, 2020, cash provided by investing activities was $0.6 million, primarily due to proceeds from assets held for sale.

Financing Activities

In the nine months ended September 30, 2021, cash provided by financing activities was $1.9 million, which were driven by $2.0 million proceeds from exercise of common stock under equity incentive plans and $0.1 million proceeds from issuance of common stock pursuant to employee stock purchase plan, offset by $0.2 million of principal payments on finance leases.

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

Contractual Obligations and Commitments

We have contractual obligations from our operating lease, finance leases, manufacturing and service contracts, and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of September 30, 2021 (in thousands):

	Payments Due By Period
	Total	2021 (4)	2022 - 2023	2024 - 2025	Thereafter
Operating lease obligations (1)	$2,283	$102	$1,001	$879	$301
Finance lease obligations (2)	828	108	720	—	—
Manufacturing and service contracts (3)	25,006	7,481	17,297	198	30
Total	$28,117	$7,691	$19,018	$1,077	$331

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

(3)

In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $24.1 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $0.9 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

Our critical accounting policies are more fully described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2021, we had cash and cash equivalents of $385.1 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Financial Institution Risk

Substantially all of our cash and cash equivalents is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2021, we had $384.9 million in excess of this insured limit.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net loss was $24.6 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively, and $55.0 million and $27.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $173.5 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2021, we had cash and cash equivalents of $385.1 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations through 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were incorporated and commenced operations in 2015, have no products approved for commercial sale and have not generated any revenue from product sales, licenses or collaborations. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates and conducting preclinical and clinical trials of our product candidates, including Phase 1 and Phase 2 clinical trials of evorpacept. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we currently use, and plan to use in the future, third-party drugs in our development and clinical trials as controls for our studies, such as conducting Phase 2 clinical trials of evorpacept in combination with pembrolizumab for HNSCC and trastuzumab for gastric/GEJ carcinoma. As a result, both the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into clinical trial collaboration and supply agreements with Merck, Eli Lilly and Zymeworks, pursuant to which our collaboration counterparties will supply doses of pembrolizumab, ramucirumab, and zanidatamab, respectively, for use in certain of our clinical trials. If the agreements with Merck and Eli Lilly are terminated before our trials are completed, we may need to find another source of pembrolizumab and ramucirumab, respectively, in order to continue our trial. Zanidatamab is not approved for commercial use by the FDA or any comparable regulatory authority, and as a result, no alternative source of zanidatamab exists. As such, if the agreement with Zymeworks is terminated before our trials are completed, our ability to continue our trials would be limited.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed, or subject to certain conditions of approval and may contain requirements for potentially costly post-approval trials and surveillance to monitor the safety, purity and efficacy/potency of the marketed product. For any approved drug, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. Additionally, it is possible that additional governmental action is taken in response to the COVID-19 pandemic, resulting in a material adverse effect on our business. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S.

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

European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the European Union to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was recently invalidated by a decision of the European Union’s highest court. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. However, a new set of Standard Contractual Clauses have been adopted by the European Commission that will be used going forward. In addition, the existing data transfer arrangement that relied on the previous version of the Standard Contractual Clauses needs to be updated by December 27, 2022, which could increase our costs.

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission has granted “adequacy status” to the United Kingdom, and personal data can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal data to third countries, such as the United States. The United Kingdom may require Standard Contractual Clauses that are different from (or require amendment to) the European Commission’s version of these clauses. We may, therefore, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable European Union Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

As of September 30, 2021, we had 32 employees, including 21 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We may acquire businesses or assets or create joint ventures with third parties that we believe may complement our existing product candidates. For example, on October 4, 2021, we entered into a share purchase agreement with ScalmiBio, Inc., or ScalmiBio, with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform. We may not be able to realize the benefit of acquiring such businesses or joint ventures if we are not able to successfully integrate them with our existing operations and company culture. We may encounter difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition or that delay or prevent us from realizing their expected benefits.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of September 30, 2021, we had 40,486,287 shares of our common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57.6% of our outstanding voting stock.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness as of September 30, 2021.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL

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

Date:	November 12, 2021		ALX Oncology Holdings Inc.

		By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2021	By:	/s/ Shelly Pinto
Shelly Pinto
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)