Form 10-K
period 2021-12-31
ALX ONCOLOGY HOLDINGS INC
filed 2022-02-28
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39386

ALX ONCOLOGY HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-0642577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
323 Allerton Avenue South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-466-7125

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALXO	The Nasdaq Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of its most recently completed second fiscal quarter, was $960.0 million based on the closing sales price of the Registrant’s common stock on that date. Shares of common stock owned by each executive officer, director, and holder of more than 5% of the Registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2022 was 40,630,885.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to the Company's 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

▪	our reliance on third parties to conduct preclinical research activities, and for the manufacture of our product candidates;
▪	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
▪	the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
▪	our ability to advance product candidates into and successfully complete clinical trials;
▪	the ability of our clinical trials to demonstrate the safety and efficacy of our product candidates, and other positive results;
▪	the success of competing therapies that are or may become available;
▪	developments relating to our competitors and our industry, including competing product candidates and therapies;
▪	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
▪	existing regulations and regulatory developments in the United States and other jurisdictions;
▪	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
▪	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates;
▪	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

ii

▪	the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;
▪	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
▪	our expectations regarding the impact of the ongoing COVID-19 pandemic on our business;
▪	our plans for and prospects of our acquisitions and other business development activities, and our ability to successfully capitalize on these opportunities; and
▪	and our anticipated use of our existing cash and cash equivalents.

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

iii

PART I

Item 1. Business.

BUSINESS

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates based on expertise in protein engineering and oncology led by the CD47 blocker, evorpacept (evorpacept is the recommended United States Adopted Name (USAN); this product is also known as ALX148), currently in phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and will leverage the immune activation of broadly used anti-cancer agents through combination strategies. As of December 31, 2021, we had dosed over 185 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents. In solid tumors, we have initiated two randomized Phase 2 trials of evorpacept for the treatment of first-line advanced head and neck squamous cell carcinoma, or HNSCC, and enrolled the first subject in the first trial in May 2021 and enrolled the first subject in the second trial in July 2021. Our collaborator, Zymeworks, also initiated a Phase 1 trial for the treatment of advanced HER2-expressing breast cancer and enrolled the first subject in October 2021. We intend to initiate a randomized Phase 2 trial of evorpacept for the treatment of second-line advanced HER2-overexpressing gastric/gastroesophageal junction, or GEJ, cancer in the first quarter of 2022. In hematologic malignancies, we have dosed 13 subjects with myelodysplastic syndromes, or MDS, and also advanced evorpacept into clinical development for the treatment of acute myeloid leukemia, or AML, enrolling the first patient in a Phase 1 trial in October 2021. Based on our early clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments. Our second program, which is a collaboration between ALX Oncology (ALX) and Tallac Therapeutics (Tallac), combines our company’s SIRPα antibodies with Tallac’s toll-like receptor 9 agonist antibody conjugate to deliver ALTA-002, a potent immune activator to myeloid cells in the tumor to promote innate and adaptive anti-cancer immune responses.  This novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation. An IND for ALTA-002 is planned for 2023. Additionally, with our recent acquisition of ScalmiBio, Inc, we seek to expand our pipeline of drug candidates to antibody drug conjugates based on expertise in protein engineering and oncology.

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

ALX Oncology was founded by Corey Goodman, Ph.D., K. Christopher Garcia, Ph.D., and Jaume Pons, Ph.D. to address fundamental challenges in blocking CD47 and to realize the full potential of this therapeutic target. We have developed a new approach to CD47 blockade that is designed to maximize clinical activity and minimize toxicities by designing a CD47 blocker with an inactivated Fc region. Clinical data on competing CD47 blockers to date have come from molecules that incorporate an active antibody Fc region in addition to a CD47 blocking region. The Fc region provides a positive, pro-phagocytic “eat me” signal to macrophages and other cells of the immune system. Since healthy blood cells also express CD47, these competing therapeutic approaches can cause a reduction in the number of blood cells in the body, resulting in anemia, thrombocytopenia and neutropenia, which can be dangerous to patients and may limit the ability to combine these agents with other anti-cancer medicines.

Our lead product candidate, evorpacept, is a next-generation CD47 blocking therapeutic that we believe has significantly enhanced properties compared to competing CD47 blocking approaches. Evorpacept is a fusion protein that combines a high-affinity CD47 binding domain with a proprietary inactivated Fc domain. The CD47 binding domain of evorpacept is an affinity enhanced extracellular domain of SIRPα, a protein that is the natural receptor to CD47 found on myeloid cells. We have engineered the Fc domain of evorpacept so that it does not provide a pro-phagocytic signal while still maintaining an antibody-like half-life for the molecule. We believe our inactive Fc approach improves tolerability when compared to other CD47 blocking approaches that have an Fc domain that engages activating receptors on macrophages, causing phagocytosis and death of healthy cells in addition to cancer cells.

Evorpacept’s design has several advantages that we believe will make it broadly applicable to treating a number of oncology indications. Due to the inactive Fc, evorpacept is specifically designed for use in combination with other anti-cancer agents that provide a positive immune-stimulating signal. We believe evorpacept has a favorable tolerability profile that may enable higher dosing levels and greater combination potential with other leading anti-cancer agents. Additionally, the molecular weight of evorpacept is half that of a typical antibody. The relatively smaller size of our molecule may facilitate increased penetrance into the tumor microenvironment. We believe these properties may enable evorpacept to provide superior therapeutic benefits.

Clinical data to date in evorpacept have not shown dose-dependent hematologic toxicities, which are characteristic of other CD47 blockers that incorporate an active Fc domain. Over 185 subjects have been treated with evorpacept in combination with targeted anti-cancer agents, small molecules, and checkpoint inhibitors as of December 31, 2021. Evorpacept has not reached a maximum tolerated dose in any of the combinations evaluated to date.

In our first-in-human (FIH) Phase 1b trial of evorpacept in combination with an anti-CD20 agent, rituximab, to treat subjects with relapsed/refractory non-Hodgkin’s lymphoma, or NHL, evorpacept demonstrated a higher response rate at higher doses and achieved a 70.0% objective response rate, or ORR, in the highest dose (15 mg/kg once per week, or QW, cohort as compared to a 40.9% ORR at the lower dose (10 mg/kg QW) cohort. We view this ORR as compelling evidence for the role of evorpacept in treating hematologic malignancies and as a favorable comparison to outcomes reported by other CD47 blocking agents in a similar patient population. Furthermore, other CD47 blocking agents in development have demonstrated clinical evidence supporting the role of CD47 blockade in treating hematologic malignances, specifically in both MDS and AML, albeit with high rates of cytopenias. We initially conducted preclinical studies of evorpacept combined with azacitidine or venetoclax that support our clinical development plan in MDS and AML. Azacitidine is a standard of care agent for the treatment of MDS. Azacitidine and venetoclax are both standard of care regimen components for the treatment of AML in older patients and those who are not candidates for intensive induction chemotherapy due to comorbidities. We have conducted preclinical studies that show that azacitidine and venetoclax increase both the display of the “eat me” signal calreticulin and the “don’t eat me” signal CD47 on AML cells, suggesting that a CD47 blocking agent could maximize the activity of venetoclax and azacitidine in these models. Additionally, we have shown that azacitidine and evorpacept in combination produce increased phagocytosis in vitro and anti-tumor activity in mouse models compared to azacitidine alone.

Furthermore, we have demonstrated that combination treatment of evorpacept with azacitidine and/or venetoclax leads to tumor elimination and prolonged survival in leukemia mouse models. In October 2020, the first subjects received evorpacept in ASPEN-02, a Phase 1b/2 trial in combination with azacitidine for the treatment of subjects with higher-risk MDS. Initial Phase 1a clinical data from the ASPEN-02 trial was presented at the 63rd American Society of Hematology (ASH) Annual Meeting in December 2021. We also advanced evorpacept into a Phase 1/2 trial in combination with venetoclax and azacitidine for the first-line treatment of subjects with AML in October of 2021.

Evorpacept has also generated clinical data in solid tumors in various combinations, including with a leading tumor antigen targeting antibody, a leading checkpoint inhibitor and chemotherapy. We believe that evorpacept induces multiple responses that bridge innate and adaptive immunity. We are investigating evorpacept for the treatment of advanced head and neck squamous cell carcinoma, or HNSCC, human epidermal growth factor receptor 2, or HER2-positive advanced gastric/GEJ carcinoma, and HER2-expressing breast cancer and other solid tumors. In the FIH Phase 1b clinical trial, evorpacept demonstrated both objective clinical response per the Response Evaluation Criteria in Solid Tumors, or RECIST, criteria and tolerability in combination with other broadly used cancer agents. Based on these results, the Food and Drug Administration, or the FDA, has granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020) and for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2 overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy (January 2020). While other CD47 blockers have failed to achieve meaningful clinical activity in the treatment of solid tumors, we believe evorpacept’s properties, including favorable tolerability and ability to escalate to higher doses, coupled with high affinity and small size for enhanced solid tumor penetration, may underlie the observed anti-tumor activity in solid tumors. In 2021, we advanced evorpacept into two randomized Phase 2 trials in patients with previously untreated advanced HNSCC in combination with pembrolizumab, marketed as KEYTRUDAÒ, the market leading anti-programmed cell death protein-1, or PD-1, checkpoint inhibitor, with or without chemotherapy. These trials are being conducted in collaboration with Merck. We are also planning to advance evorpacept into randomized Phase 2 trials in subjects with previously treated advanced HER2-positive gastric/GEJ carcinoma in combination with trastuzumab, marketed as HERCEPTINÒ, the market-leading anti-HER2 antibody, with the second line standard of care, ramucirumab, marketed as CYRAMZAÒ, plus paclitaxel in the first quarter of 2022. These trials will be conducted in collaboration with Eli Lilly. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for the treatment of patients with gastric/GEJ cancer. We entered into a clinical trial collaboration with Zymeworks to initiate a Phase 1 trial of evorpacept in combination with Zymeworks’ HER2-targeted bispecific antibody zanidatamab for the treatment of patients with HER2-expressing breast cancer and other solid tumors and the first patient was enrolled in October of 2021. In our collaborations will Merck, Eli Lilly, and Zymeworks, ALX Oncology has maintained worldwide commercial rights to evorpacept.

Our team of industry veterans plans to continue to advance a broad development plan for evorpacept that balances speed to market, scale of unmet need and existing clinical evidence for evorpacept’s combination mechanisms. Members of our management team have brought multiple drugs to the FDA approval. Our President, Chief Executive Officer and founder, Jaume Pons, Ph.D., was Chief Science Officer of Rinat (a subsidiary of Pfizer), invented fremanezumab (the FDA approved in 2018), tanezumab (Biologics License Application, or BLA, filed in 2020) and additional antibodies in late-stage development at Pfizer and advanced nine more drugs into human trials. Our Chief Medical Officer, Sophia Randolph, M.D., Ph.D., was the global clinical franchise lead for IBRANCEÒ at Pfizer, where she oversaw the program from first-in-human trials to regulatory approval. Our Executive Chairman and founder, Corey Goodman, Ph.D., an elected member of the National Academy of Sciences, has co-founded seven biopharmaceutical companies, including Exelixis and Labrys (acquired by Teva Pharmaceuticals in 2014), and led Pfizer’s Biotherapeutics and Bioinnovation Center. Our Chief Financial Officer, Peter Garcia, has over 20 years of experience guiding public and private life science companies and has raised over $2.0 billion in debt and equity offerings. We have funded ALX Oncology to date primarily through the issuance and sale of our convertible preferred stock and the issuance and sale of our common stock through an initial public offering in July 2020 and a follow-on public offering in December 2020.

Our Strategy

Our goal is to transform treatment options for patients with cancer by developing evorpacept as a foundational checkpoint immunotherapy.

Key elements of our strategy to support this goal include:

▪

Expanding the therapeutic potential of CD47 blockade into solid tumors.    We believe evorpacept can overcome the limitations of other CD47 blocking approaches in solid tumors. We have generated encouraging early clinical data in subjects with advanced HNSCC treated with evorpacept in combination with a PD-1 checkpoint inhibitor with and without chemotherapy as well as in subjects with advanced HER2-positive gastric/GEJ cancer, who have progressed on prior HER2-targeted therapy, treated in combination with a HER2-targeted antibody with ramucirumab and chemotherapy. The FDA has granted Fast Track designation for evorpacept in combination pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020) and for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy (January 2020). On 27 January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for treatment for gastric/GEJ cancer. Our Phase 2 studies of evorpacept in combination with pembrolizumab with and without chemotherapy in HNSCC are designed to potentially support registration via the FDA’s accelerated approval pathway if the outcomes are positive. We are also planning a randomized Phase 2 trial of evorpacept, trastuzumab, ramucirumab and chemotherapy in second and third-line HER2-positive gastric/GEJ cancer. Additionally, Zymeworks initiated a Phase 1 trial of evorpacept in patients with HER2-expressing breast cancer and other solid tumors in combination with zanidatamab.

▪

Advance our lead product candidate, evorpacept, through clinical development for MDS and AML.    We have initiated a Phase 1b/2 trial of evorpacept, in combination with azacitidine, for the treatment of patients with relapsed/refractory or previously untreated higher risk MDS who are considered suitable candidates for treatment with single-agent azacitidine, and a Phase 1/2 trial in combination with venetoclax and azacitidine for treatment of patients with AML that are relapsed/refractory (Phase 1a and 1b) or previously untreated and who are not considered suitable candidates for intensive therapy (Phase 1a and 2). We intend to pursue a strategy in which we will leverage the data generated from this Phase 1b/2 study to request from the FDA that evorpacept be a candidate for registration for the first line treatment of higher risk MDS. Similarly, we believe evorpacept combination therapies could address the significant unmet need for more active tolerable regimens in the majority of patients with AML who are not fit for intensive induction chemotherapy. While we plan to seek approval by the FDA for the use of evorpacept in higher risk MDS, and potentially AML, and may do so opportunistically for other indications in the future, there is no assurance that this approach will be successful for these as well as other indications.

▪

Continuing development of a pipeline of innovative therapeutics based on our protein engineering expertise and knowledge of the immune system and cancer biology.    We specialize in designing and developing drug candidates that engage the immune system. We are developing a pipeline of immuno-oncology programs that represent complementary, but differentiated, approaches to engaging the innate and adaptive immune systems. With our collaboration with Tallac, novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation. Additionally, with our recent acquisition of ScalmiBio, we seek to expand our pipeline of drug candidates.

▪

Continuing to develop strategic partnerships to broaden the potential impact of our current and future product candidates across patient populations.    In order to advance treatment options for the most patients, we have in the past and may in the future partner with other companies with complementary resources that will maximize the value of our current and future product candidates. Such partnerships may allow us to pair evorpacept and any future product candidates with other novel agents owned fully or in part by strategic partners. Partnerships may and will also help realize the full potential of our product candidates in markets where we are unlikely to pursue development or commercialization on our own. We intend to maintain significant economic interest in our product candidates and selectively consider partnership opportunities. In September 2020, we announced a clinical trial collaboration with Merck on a Phase 2 trial evaluating evorpacept in combination with pembrolizumab with and without chemotherapy in patients with advanced head and neck cancer. In November 2020, we announced a clinical trial collaboration with Zymeworks on a Phase 1 trial evaluating evorpacept with the HER2-targeting bispecific antibody, zanidatamab, in patients with advanced HER2-expressing breast cancer and other solid tumors. In June 2021, we announced a clinical trial collaboration with Eli Lilly on a randomized Phase 2/3 study to evaluate the efficacy of evorpacept in combination with ramucirumab, trastuzumab, and paclitaxel for the treatment of patients whose gastric/GEJ tumors have progressed following treatment with HER2-targeted therapy and chemotherapy.

Pipeline

Our initial programs are focused on targeting CD47 across various oncology indications. Many forms of cancer use CD47 expression as a means of evading immune response. We are targeting solid tumor and hematologic malignancies indications where we believe we have the greatest potential to address unmet medical needs.

The chart below summarizes the development status of our product candidate pipeline.

We also have a preclinical program focused on developing ALTA-002, a SIRPα TRAAC that may offer additional ways to engage the innate and adaptive immune response to cancer. An IND for ALTA-002 is planned for 2023.

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

Existing anti-cancer therapeutics can increase “eat me” signals on cancer cells. For example, the hypomethylating agent, or HMA, azacitidine activates the immune system by increasing display of calreticulin, a multifunctional protein, on cancer cells. Calreticulin is an important example of a pro-phagocytic “eat me” signal that potentiates immune response when expressed on cancer cells. Therapeutic antibodies that target tumor-specific antigens, such as the HER2 receptor, also induce cellular phagocytosis, but through a slightly different mechanism. These antibodies direct macrophages to cancer cells by binding to the tumor-specific antigen and activating the macrophage by engaging the Fcγ receptors to induce phagocytosis. However, if CD47 is not blocked, the “don’t eat me” signal can limit the activity of this mechanism. CD47 blocking therapies can therefore maximize a combination agent’s clinical efficacy by overcoming the “don’t eat me” signal that is co-opted by cancer cells.

Our lead product candidate, evorpacept, targets CD47 to maximize phagocytosis of cancer cells and activation of the adaptive immune system.

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

Limitations of Current Approaches to Blocking CD47

There have been a number of approaches to blocking CD47, including monoclonal antibodies and fusion proteins that include an active Fc region. These approaches have encountered limitations that have challenged their ability to maximize the full potential of CD47 blockade. These include:

▪

Limited dosing and therapeutic window:    The majority of clinical data to date from other CD47 blocking agents have come from approaches that incorporate an active Fc region that provides an “eat me” signal to macrophages. Given that healthy blood cells express CD47, the presence of an “eat me” signal coupled with CD47 binding in a single-agent leads to destruction of blood cells. This mechanism is illustrated in the figure below. The trials of these other CD47 blocking agents have resulted in frequent occurrence of treatment-related cytopenias that we believe limits the therapeutic window of these agents. In addition to limiting the dosing, cytopenias can be dangerous for patients undergoing treatment for cancer as they may already have a compromised immune system related to intensive treatment regimens and disease progression.

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

Advantages of ALX’s Approach to Blocking CD47

We founded ALX Oncology because we believed the limitations described above would prevent CD47 blockade from reaching its full potential as a therapy for patients with cancer. From the company’s inception, we designed evorpacept to overcome these limitations and to maximize the utility of CD47 blockade as an effective anti-cancer therapeutic for a broad range of tumors. Specifically, we believe evorpacept may provide the following significant advantages:

▪

Broader therapeutic window:    We believe evorpacept’s broader therapeutic window will allow for greater drug exposure than other CD47 blocking agents potentially translating into improved efficacy across a range of cancers, including MDS and AML, compared to other CD47 blocking agents. To date, we have not yet reached a maximum tolerated dose, or MTD, for evorpacept. Furthermore, flexibility in dosing has allowed for several administration schedules (weekly, bi-weekly, every three weeks, monthly) that are more amenable to combination therapy dosing schedules and potentially improve a patient’s quality of life.

▪

Strong potential for combination with other anti-cancer agents:    CD47 blocking agents are combined with other therapeutics in order to maximize their potential in treating patients with cancer. Unlike other CD47 blocking agents, evorpacept was specifically designed to be combined with other anti-cancer agents. We believe evorpacept’s favorable toxicity profile will enable it to be combined with a wider range of anti-cancer agents, including chemotherapy and cytotoxic containing regimens, compared to other CD47 blocking agents. Furthermore, we believe that evorpacept’s inactive Fc domain will neither compete with nor potentially limit the efficacy of anti-cancer antibodies when used in combination treatments.

▪

Encouraging responses in solid tumors:    Evorpacept has demonstrated encouraging FIH Phase 1b clinical data in the treatment of solid tumors. While other CD47 blocking agents have failed to demonstrate meaningful clinical activity in solid tumors, evorpacept’s differentiated properties may underlie its encouraging results. Based on the data generated with evorpacept in combination with anti-cancer antibodies and checkpoint inhibitors with and without chemotherapy, our strategy is to pursue evorpacept as a potentially important component for future combination treatment of solid tumors.

▪

Broader potential indications:    We believe evorpacept’s tolerability profile will allow for broad treatment of patient populations in a wide range of oncology indications. Toxicities such as cytopenias associated with other CD47 blocking agents may potentially constrain their development strategies. While initial activity of other CD47 blocking agents has been reported in indications such as MDS and AML where many patients already suffer from disease-induced cytopenias, their development in oncology indications that do not include associated cytopenias may be challenged. We believe evorpacept is well positioned to expand the therapeutic potential of CD47 blockade across a broad spectrum of hematologic and solid tumor indications.

Evorpacept

Our lead product candidate, evorpacept, is a CD47 blocking biologic in development as a combination therapy with other anti-cancer agents for treatment of various oncology indications, including MDS, AML, HNSCC, gastric/GEJ and breast cancer. We engineered evorpacept to maximize CD47 blockade and to avoid hematologic toxicities. We believe evorpacept enhances the efficacy of both anti-cancer targeted antibodies, numerous small molecule drugs and T cell checkpoint inhibitors and exhibits no dose-dependent cytopenias. Evorpacept has demonstrated encouraging clinical responses in combination with multiple anti-cancer regimens for both hematologic and solid malignancies.

Other companies have pursued CD47 blocking approaches that prioritize single-agent activity, albeit with limited success. Rather than designing a molecule for monotherapy activity that has been associated with cytopenias, we designed evorpacept for use in combination with anti-cancer agents. Our product candidate exclusively blocks the “don’t eat me” pathway. A combination anti-cancer agent provides a specific pro-phagocytic signal on cancer cells. This approach may both increase the specificity to cancer cells and avoid dose-dependent destruction of healthy blood cells.

Fusion Protein Design

Evorpacept is a fusion protein designed to provide a high CD47 blocking potency while potentially eliminating any associated toxicities. Our fusion protein comprises an engineered CD47-binding domain of SIRPα that has been genetically linked to a modified human immunoglobulin-derived Fc domain that does not bind to Fcγ receptors. We engineered evorpacept in two important ways:

▪	We mutated the binding domain to optimize CD47 affinity. Evorpacept binding domain demonstrates an affinity that is over 3,000 times stronger than wildtype SIRPα.
▪

We fused the CD47-binding region of SIRPα to an inactive Fc domain. Incorporating an inactive Fc domain was intended to eliminate single-agent activation of macrophages while still maintaining an antibody-like pharmacokinetic, or PK, profile.

The successful design of evorpacept required in-house generation of approximately 280 different protein constructs to thoroughly evaluate and optimize the impact of differing designs on multiple important evaluation criteria.

In order to optimize evorpacept’s properties we conducted the following processes:

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

As illustrated in the figure below, evorpacept comprises:

▪	A SIRPα binding domain optimized to bind to CD47 with high affinity at a picomolar level; and
▪	An inactive Fc domain that reduces cytopenias while preserving the desired PK properties of antibodies with an active Fc domain.

          The resulting fusion protein has approximately one-half the molecular weight of a typical antibody. evorpacept’s lower molecular weight enables it to deliver the molar equivalent of an antibody at one half the dose. For example, a 60 mg/kg dose of evorpacept, the highest level that we have dosed to date, is approximately equivalent to a 120 mg/kg dose of an antibody. Evorpacept’s lower molecular weight may also facilitate increased solid tumor penetration and provide greater potency within the tumor microenvironment. Furthermore, evorpacept can be efficiently and consistently produced at high yield at commercial scale utilizing standard monoclonal antibody manufacturing techniques. We believe evorpacept’s differentiated properties potentially overcome the limitations of other CD47 blocking agents and may have utility as a combination agent in oncology.

Our lead candidate, evorpacept, is a fusion protein that potently and selectively binds CD47 to block the SIRPα interaction.

Pre-Clinical Differentiation

Our preclinical studies of evorpacept support a target product profile of favorable tolerability, the ability to be dosed at high levels and increased anti-tumor activity as compared to other CD47 blocking agents. These data include the following:

Lack of hematologic side effects

Our preclinical data demonstrate that CD47 blocking agents with an active Fc domain directly cause adverse hematologic side effects. To support this hypothesis, we engineered a fusion protein with a SIRPα CD47-binding domain identical to evorpacept’s binding domain but fused to an active, wild-type IgG1 Fc domain, ALX377. We administered 30 mg/kg evorpacept and 30 mg/kg ALX377 in mouse models and measured red blood cell, or RBC, platelet and white blood cell (lymphocyte, monocytes and granulocytes) counts. As shown in the figure below, mice treated with evorpacept having an inactive Fc domain showed blood count levels that were similar to the pre-dose baseline. In contrast, mice treated with ALX377 having an active Fc domain showed average decreases of 34% in RBC count, 70% in platelet count and 67% in white blood cell count three days post-dosing as compared to baseline counts.

The inactive Fc domain on evorpacept is responsible for improved hematologic tolerability in preclinical models.

***	p<0.001
****	p<0.0001

In vitro and in vivo toxicology studies show that evorpacept was well-tolerated at intravenous doses of up to 100 mg/kg/week in the 1-month study and up to 30 mg/kg every other week in the 3-month study with no target organ toxicity or toxicity related to the exaggerated pharmacology of evorpacept.Together, these preclinical studies demonstrate that inactivation of the Fc domain of evorpacept avoids adverse effects on normal blood cells seen on other CD47 blocking agents with an active Fc domain. They also support our expectation that evorpacept’s lack of overlapping toxicities with other anti-cancer therapies may result in fewer adverse outcomes in the clinic when combined with these therapies than combinations with conventional CD47 blocking agents.

Evorpacept elicits superior phagocytosis in combination with anti-cancer antibodies

The inactive Fc of evorpacept does not compete with the active Fc domain of other therapeutic antibodies for binding with Fcγ receptors on effector cells of the immune system. This fact, coupled with the high-affinity CD47 binding of our agent, results in enhanced phagocytosis from evorpacept in combination with other anti-cancer antibodies to a greater extent than other CD47 blockers. We believe this will allow us to explore evorpacept in combination with a higher number of leading anti-cancer antibodies compared to other CD47 blocking agents in both hematologic malignancies and solid tumors. In order to investigate the potential effects of the Fc domain and CD47 binding affinity on phagocytic activity, we produced two CD47 blocking agents with either an IgG4 or IgG1 active Fc domain, based on published sequences from two other clinical CD47 blockade programs. We combined these agents and evorpacept with cetuximab, an epidermal growth factor receptor, or EGFR, inhibitor that is the FDA approved for several solid tumors, to assess phagocytic activity as compared to single-agent cetuximab. Both cetuximab and the active Fc domain of a CD47 blocking agent bind to the same cell surface Fcγ receptors on a macrophage, potentially creating competition. IgG1 binds to receptors with higher affinity than IgG4 does, and evorpacept’s inactive Fc does not bind. This experiment shows that CD47 blocking agents with active Fc domains and lower affinity, combined with cetuximab result in lower phagocytic activity from macrophages as compared to evorpacept with cetuximab. This experiment suggests evorpacept, the only clinical CD47 blocking agent with an inactive Fc domain and high-affinity CD47 binding, may be unique in its anti-tumor activity when combined with anti-tumor antibodies.

Evorpacept has shown superior antibody-dependent cellular phagocytosis, or ADCP, of solid tumor cells compared to CD47 blockers with an active Fc domain and lower CD47 affinity when combined with an anti-tumor antibody.

Clinical Data

Favorable tolerability profile

Clinical trials to date continue to support evorpacept’s differentiated approach to CD47 blockade. Evorpacept has been administered in over 185 subjects with advanced solid or hematologic malignancies, including in combination with a range of standard of care anti-cancer regimens. Based on ALX’s routine and ongoing reviews of safety data, evorpacept has been consistently well-tolerated, with low occurrences of cytopenias and other toxicities. Adverse events are reported as of April 1, 2020 for evorpacept combined with KEYTRUDAÒ,  as of September 1, 2021 for evorpacept combined with KEYTRUDAÒ plus chemotherapy and HERCEPTINÒ plus chemotherapy, and as of October 25, 2021 for evorpacept combined with azacitidine.

We have not yet reached a maximum tolerated dose in any trial of evorpacept and are continuing to test higher doses. Because the half-life of evorpacept is longer with higher dose levels, such dosing may allow up to every four weeks, or Q4W, administration schedule. Furthermore, evorpacept’s tolerability profile could potentially result in a broad therapeutic window. We believe its tolerability profile to date supports initiation of trials in combination with highly effective, but more toxic, standard of care agents, such as chemotherapies that can cause cytopenias. Many other CD47 blocking agents are unable to combine with these anti-cancer agents due to overlapping toxicity profiles. We believe evorpacept may be uniquely positioned in its ability to combine with standard of care agents including those with associated cytopenias.

Initial data suggests that evorpacept demonstrates a consistent tolerability profile in FIH Phase 1 trial cohorts.

For combination cohort of evorpacept plus KEYTRUDAÒ, treatment related adverse events occurring in >1 subject in all histologies at 10 & 15 mg/kg QW; data as of April 1, 2020. For combination cohorts of evorpacept plus KEYTRUDAÒ and chemotherapy (5FU, platinum) or plus HERCEPTINÒ and chemotherapy (CyramzaÒ, paclitaxel), all treatment related adverse events are reported; data as of September 1, 2021. For combination cohort of evorpacept plus azacitidine, treatment related adverse events occurring in >1 subject at 20 & 30 mg/kg Q2W & 60 mg/kg Q4W; data as of October 25, 2021.

Zero to single-digit incident rates of treatment-related grade three or higher cytopenias occurred in more than 1 subject across each of the FIH Phase 1 combination cohorts in this heavily pre-treated group who are typical participants in early stage cancer trials and are often hematologically fragile at baseline. Additionally, the majority of treatment-related adverse events were of low-grade and were easily managed. Overall, evorpacept continues to be well tolerated in an advanced cancer population and can be combined with a wide range of anti-cancer therapeutics.

All other CD47 blockers that have reported clinical data have reported high rates of both all grade and high grade cytopenias. A magrolimab clinical trial in solid tumors resulted in 56% anemia in the first 48 subjects dosed, despite each subject receiving an initial priming dose to mitigate anemia. A trial of magrolimab in 68 subjects with higher-risk MDS or AML presented in November 2020 (Sallman, SITC 2020, Session 304) reported over 35% grade 3 or 4 treatment-related anemia, over 15% grade 3 or 4 treatment-related neutropenia and over 10% grade 4 treatment-related thrombocytopenia. Such a tolerability profile could present challenges to the administration of this compound as a single agent and in combination. In contrast, evorpacept’s tolerability profile may enhance the breadth of clinical development by providing better treatment options for patients with cancer.

Clinical PK and PD Data

Initial clinical trials have confirmed that evorpacept exhibits favorable PK, and CD47 peripheral target occupancy, or TO. Human PK following intravenous, or IV, doses of evorpacept ranging from 0.3 to 30 mg/kg either as a single-agent, or in combination with pembrolizumab, trastuzumab or rituximab have been characterized in 159 subjects as of October 1, 2020. Evorpacept single agent PK profiles showed a trend of non-linear PK with faster clearance at lower doses and slower clearance at higher doses of 10 mg/kg QW and 30 mg/kg once every other week, or QOW, indicating saturation of target mediated clearance.

The pharmacodynamics, or PD, following AXL148 IV infusion either as a single-agent or in combination with pembrolizumab, trastuzumab or rituximab have been characterized in 156 subjects as of October 1, 2020. Target engagement has been confirmed based on CD47 TO in peripheral blood T lymphocytes and erythrocytes measured by a flow cytometry assay. At lower doses of 0.3 mg/kg and 1 mg/kg evorpacept monotherapy, dose dependent increase of TO was observed. Increased TO was observed following the subsequent IV dosing compared to the first IV dose. Complete TO in periphery across the dosing interval, where TO >85%, was observed at evorpacept single agent doses ≥3 mg/kg QW and at doses of 30 mg/kg QOW. Complete TO in periphery was observed with evorpacept at doses of 10 mg/kg QW in combination with trastuzumab, or at doses of 10mg/kg QW or 15 mg/kg QW in combination with trastuzumab, ramucirumab and paclitaxel.

In our FIH Phase 1b expansion trial to date, we have observed a statistically significant positive evorpacept exposure-response relationship in subjects with NHL, HNSCC and gastric/GEJ cancer. While our data support full TO in the periphery at 10 mg/kg, enhanced tumor penetration may explain the higher response rate seen at 15 mg/kg in the clinic. Given the favorable tolerability observed to date at doses up to 15 mg/kg QW, we are evaluating these higher doses of evorpacept, with a flexible dosing schedule of weekly, every other week, every three weeks, or every four weeks, to match the standard of care.

Evorpacept in Solid Tumors

We have generated clinical data with evorpacept in combination with multiple anti-cancer agents in solid tumors. We believe the smaller molecular weight of evorpacept as compared to a typical antibody may facilitate greater penetration into solid tumors. In addition, we believe the favorable tolerability profile of evorpacept will allow for higher administered doses in a range of combination strategies with leading therapies for solid tumors. Solid tumors represent the largest markets within oncology and many of these oncology indications are poorly served by current therapies, both in front-line as well as in the relapsed and refractory settings. We have demonstrated proof of concept with evorpacept in combination treatment in two solid tumor settings in the FIH Phase 1 clinical trial: HNSCC and HER2-positive gastric/GEJ cancer. We believe these indications offer registration pathways in combination with existing approved therapies and have advanced evorpacept into randomized Phase 2 trials in HNSCC in 2021, and expect to begin a randomized Phase 2 trial in HER2-positive gastric/GEJ cancer in the first quarter of 2022.

Evorpacept can be combined with PD-1/programmed death-ligand 1, or PD-(L)1, agents in a broad range of solid tumors. As part of our development strategy, we are exploring the use of evorpacept in combination with a PD-1 inhibitor with and without chemotherapy in HNSCC. PD-(L)1 inhibitors are currently approved by the FDA for over 20 indications and had over $30 billion in 2021 sales. Other CD47 blocking approaches may be limited in their ability to combine with PD-(L)1 inhibitors due to cumulative or overlapping toxicities.

We investigated evorpacept in subjects with solid tumors in additional cohorts as part of an extensive Phase 1 FIH trial. Part 1 was a dose escalation trial of single-agent evorpacept intended to examine tolerability and recommended dosing and was not expected to show single-agent activity. Sixteen subjects with solid tumors received evorpacept as a single-agent on a QW schedule at doses ranging from 0.1 mg/kg to 10 mg/kg and 12 subjects received evorpacept as a single-agent on a QoW dosing schedule at a dose of 30 mg/kg. The maximum tolerated dose was not determined on either schedule. However, the maximum administered dose was 30 mg/kg for the Q2W dosing schedule and 10 mg/kg for the QW schedule.

FIH Phase 1 Part 2 was comprised of evorpacept escalation and expansion cohorts. In subjects with solid tumors, evorpacept was combined with various anti-cancer agents including pembrolizumab, trastuzumab and chemotherapy. Adverse events from these cohorts are reported above. As previously discussed, evorpacept has consistently displayed a favorable tolerability profile. Many of the reported adverse events have been associated with either pembrolizumab or trastuzumab.

In HNSCC, our initial FIH Phase 1b expansion trial combined evorpacept with pembrolizumab, an anti-PD-1 agent, which is a standard of care for subjects with HNSCC. Final results from the cohort of evorpacept combined with pembrolizumab were reported at the 2020 American Society of Clinical Oncology, Virtual Scientific Program, or ASCO 2020, and provided the first demonstration of evorpacept’s ability to enhance checkpoint inhibitor antibody activity in solid tumors and is the basis for the FDA granting Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020). Data from this trial supported our second trial in HNSCC that adds chemotherapy (5-fluoropyrimidine plus cisplatin) to the combination of pembrolizumab and evorpacept and preliminary data for this cohort was presented at the Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting, or SITC 2020. We also recently entered into a clinical trial collaboration with Merck to study the combination of evorpacept and pembrolizumab with and without chemotherapy in a randomized Phase 2 trial.

In HER2-positive gastric/GEJ cancer, our FIH Phase 1b expansion trial included a combination with trastuzumab, an anti-HER2 agent, that is the standard of care for subjects with HER2-positive gastric/GEJ cancer and is FDA-approved for other HER2-expressing tumors. Final results from the cohort of evorpacept combined with trastuzumab were reported at ASCO 2020 and provided the first demonstration of evorpacept activity with an anti-tumor targeted antibody in subjects with solid tumors. Data from this trial formed the basis for the FDA granting Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy (January 2020). Preliminary data for this cohort was also presented at SITC 2020. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for the treatment of patients with gastric/GEJ cancer.

In 2021, an investigator-sponsored trial (IST) of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive non-Hodgkin lymphoma at MD Anderson Cancer Center. In 2022, an IST in metastatic colorectal cancer of evorpacept in combination with pembrolizumab and cetuximab was initiated at the University of Colorado.

Overall, we believe our development plan for evorpacept in solid tumors has significant potential and represents a strong complement to our program in hematologic malignancies. With encouraging data in multiple drug combinations initially evaluated in the clinic, we plan to advance trials to assess efficacy in the solid tumor indications with substantial unmet medical need.

Evorpacept in HNSCC

Disease background

There are estimated to be over 38,000 people living in the United States with metastatic HNSCC, with over 50,000 newly incident cases at all stages estimated to be diagnosed in 2020. Five-year survival is 85% for patients diagnosed with localized disease but decreases to only 40% for those diagnosed with metastatic disease, underlying the need for improved treatment options.

FDA-approved and National Comprehensive Cancer Network, or NCCN, recommended therapies for the first-line treatment of recurrent/metastatic disease include pembrolizumab monotherapy, pembrolizumab combined with chemotherapy, platinum and fluorouracil, and cetuximab, an anti-epidermal growth factor receptor antibody, combined with chemotherapy among other treatments. The KEYNOTE-048 clinical trial led to the FDA approval of pembrolizumab monotherapy as a first-line treatment in patients with HNSCC whose tumors express PD-L1 on a Combined Positive Score, or CPS, ≥1 and approval of pembrolizumab plus chemotherapy as a first-line treatment in patients with HNSCC regardless of CPS. In KEYNOTE-048, pembrolizumab monotherapy achieved 17% ORR with a median progression-free survival, or mPFS, of 2.3 months in subjects with HNSCC regardless of CPS. Of particular note, in subjects with CPS <1 pembrolizumab monotherapy only achieved a 5% ORR.

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

Despite the recent approval of pembrolizumab, we believe that there is significant unmet need remaining for patients with HNSCC. The addition of evorpacept to pembrolizumab, or pembrolizumab plus chemotherapy, may have the potential to improve response rates and provide additional clinical benefit to patients with metastatic HNSCC. We have evaluated evorpacept in subjects with metastatic HNSCC and continue to develop evorpacept in this setting.

Trial design

Evorpacept was investigated in two combinations and lines of therapy in subjects with recurrent/metastatic HNSCC. First, evorpacept was investigated in combination with pembrolizumab in subjects with recurrent/metastatic HNSCC who had received at least one prior systemic therapy. The clinical evaluation of evorpacept in HNSCC was an open-label, multisite expansion of our FIH Phase 1 trial to assess safety and tolerability with response rate and duration as secondary endpoints. There was no requirement for PD-L1 expression. Subjects received evorpacept 10 mg/kg QW in combination with pembrolizumab 200 mg on a Q3W dosing schedule. Subject response was evaluated based on RECIST version 1.1. Twenty subjects were dosed with evorpacept and as of October 1, 2020, all subjects in the evorpacept with pembrolizumab HNSCC expansion cohort were response evaluable. Because standard of care in first-line HNSCC was evolving during the course of this trial to include checkpoint inhibitors, 50% (10) of the subjects who enrolled were checkpoint inhibitor naïve and 50% (10) had previously received a checkpoint inhibitor.

Additionally, evorpacept was investigated in the ongoing trial of evorpacept in combination with pembrolizumab, 5FU and platinum therapy in subjects with recurrent/metastatic HNSCC who had received no prior treatment for advanced disease. As of September 1, 2021, 13 subjects had been dosed and were response evaluable.

Outcomes

▪

The primary objective of the FIH Phase 1 trial was to assess safety. Final results of the fully enrolled evorpacept with pembrolizumab cohort and partially enrolled evorpacept plus pembrolizumab and chemotherapy cohort were reported at SITC 2020. As reported above in the summary tables of treatment-related adverse events from all evorpacept trials, the combination was well tolerated. As of October 1, 2020, evorpacept with pembrolizumab achieved an ORR of 40% (4/10) in checkpoint inhibitor naïve subjects while maintaining a tolerability profile consistent with earlier trials. Some of the 20 subjects had a CPS of zero and response was also observed within this subject population. We believe the addition of evorpacept to pembrolizumab represents a potentially significant advance over pembrolizumab monotherapy based on a review of the KEYNOTE-040 trial results that showed an ORR of 15% in a similar checkpoint inhibitor therapy naïve population. Based on our clinical trial data, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020).

▪

Updated results for evorpacept with pembrolizumab and chemotherapy were reported at SITC 2021. As of September 1, 2021 the thirteen evaluable subjects with first line (1L) HNSCC who have not received prior treatment for their advanced disease, evorpacept demonstrates an initial ORR of 38.5% with a 12-month OS rate of 87.5% and mOS not reached. These results compare favorably with benchmark survival data from standard pembrolizumab plus chemotherapy in the 1L HNSCC setting where ORR is a less reliable predictor for clinical benefit compared to longer-term metrics such as 12-month OS rate and mOS (the gold standard of clinical benefit) in patients with aggressive disease.

Data cutoff September 1, 2021. NR = not reach. ND = not done. OR = objective response. mPFS = median progression free survival. mOS = median overall survival. CI = confidence interval.

We also analyzed paired pre- and on-treatment tumor biopsies from subjects for the presence of CD8+ T cells, CD68+ and CD163+ myeloid cells. After treatment with evorpacept, tumor samples showed increased infiltration of CD8+, CD68+ and CD163+ cells in the tumor, which suggests that evorpacept also engages the innate and adaptive immune system consistent with its mechanism of action.

Clinical development plan

Our HNSCC development plan is to build on the initial results of evorpacept in checkpoint inhibitor naïve patients in combination with pembrolizumab. Given the results of KEYNOTE-048, we expect pembrolizumab, or pembrolizumab plus chemotherapy, to continue to be widely used in the first-line treatment of metastatic HNSCC. Therefore, our future plans will be focused on establishing additional efficacy, in the context of acceptable safety and tolerability, over pembrolizumab alone, and pembrolizumab plus chemotherapy, in the front-line metastatic HNSCC setting at investigational sites in the USA, Canada, UK, Europe, and Asia Pacific region. In September 2020, we announced a clinical trial collaboration with Merck to evaluate evorpacept in combination with pembrolizumab with and without chemotherapy in two randomized international Phase 2 trials in subjects with HNSCC who have not received prior therapy for advanced disease. The first trial (ASPEN-03), with the first patient enrolled in May 2021, is evaluating the efficacy of evorpacept in combination with pembrolizumab for the first-line treatment of patients with PD-L1 expressing metastatic or unresectable, recurrent HNSCC. The second trial (ASPEN-04), with the first patient enrolled in July 2021, is evaluating evorpacept in combination with pembrolizumab and standard chemotherapy for the first-line treatment of patients with metastatic or unresectable, recurrent HNSCC. In December 2020, the FDA informed us, that given our planned initiation of two randomized Phase 2 HNSCC clinical trials that could be potentially registrational, it required completion of a routine non-clinical safety study that was currently in process. The FDA noted that for any drug development program moving swiftly through development, this non-clinical study is required prior to the initiation of a clinical trial that could be considered pivotal. As a component of the partial clinical hold, the FDA imposed a cap on patient enrollment to 50 patients across the two randomized Phase 2 studies (ASPEN-03 and ASPEN-04). We completed the required routine non-clinical safety study and in June 2021, the FDA informed us that it reviewed the study and lifted the partial clinical hold and cap on patient enrollment on the two studies. Patient enrollment and clinical trial timelines were not impacted in either study by the partial clinical hold / enrollment cap.

Evorpacept in HER2-Positive Gastric/GEJ

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

First-line standard of care treatment is trastuzumab combined with the chemotherapy agents platinum and fluoropyrimidine. Trastuzumab, marketed as HERCEPTINÒ, is an anti-HER2 antibody that has multiple FDA approvals in patients with HER2-positive cancers. In the second-line HER2-positive gastric setting, there are no HER2 targeted FDA-approved therapies. As such, the standard of care regimen in the U.S. is ramucirumab, marketed as CyramzaÒ, a vascular endothelial growth factor 2 receptor monoclonal antibody, in combination with paclitaxel, a widely used chemotherapy. In a Phase 3 trial leading to FDA approval, ramucirumab plus paclitaxel achieved a 28% ORR with a 9.6 month mOS in subjects with previously treated gastric/GEJ cancer.

HER2-positive patients with gastric/GEJ cancers in second-line treatment are likely to have received an anti-HER2 antibody-based treatment in their first line of treatment. A prospective clinical trial studied trastuzumab plus paclitaxel compared to paclitaxel alone in previously treated HER2-positive subjects with gastric/GEJ cancer. Subjects were required to have progressed during the first line of treatment with trastuzumab plus chemotherapy (fluoropyrimidine plus platinum). The objective of this trial was to assess the clinical effect of trastuzumab after patients had progressed on prior trastuzumab treatment. The trial results showed that the addition of trastuzumab added no meaningful clinical benefit over paclitaxel alone. There was no significant improvement in mOS, mPFS or ORR compared to the paclitaxel arm. Based on these data, we hypothesized that we could attribute observed responses when treating a similar subject population with evorpacept paired with trastuzumab, to a combination effect of the two agents and not simply a response to trastuzumab alone.

Trial design

Evorpacept was investigated in two combinations in subjects with HER2-positive gastric/GEJ cancer in the Phase 1 FIH study. First, evorpacept was investigated with trastuzumab in subjects with relapsed/refractory HER2-positive gastric/GEJ cancer. This trial was an open-label, multisite expansion of our FIH Phase 1 trial to assess safety and tolerability with response rate and duration as secondary endpoints. Twenty subjects from the gastric/GEJ expansion cohort received evorpacept 10 mg/kg QW in combination with trastuzumab at an initial dose of 8 mg/kg followed by 6 mg/kg intravenous infusion Q3W. As of October 1, 2020, 19 subjects were response evaluable. One of the twenty subjects administered evorpacept discontinued the trial due to clinical symptoms of progression prior to their first scheduled on trial scan and therefore was not response evaluable per protocol definition.

As of October1, 2020, in our trial of evorpacept plus trastuzumab, 18 of 19 response evaluable subjects from the gastric/GEJ expansion cohort, including all subjects who achieved a response, had been treated with at least one HER2-containing regimen prior to enrollment. Multiple subjects also received an investigational anti-HER2 agent and a PD-1 checkpoint inhibitor as prior treatment.

Additionally, evorpacept was investigated with trastuzumab, ramucirumab and paclitaxel in subjects with relapsed/refractory HER2-postive gastric/GEJ cancer who had progressed on prior trastuzumab, fluoropyrimidine or platinum in the FIH Phase 1 study. As of September 1, 2021, 18 subjects had enrolled, all of whom were response evaluable.

Outcomes

Data cutoff October 1, 2020 for evorpacept plus trastuzumab trial and September 1, 2021 for evorpacept with trastuzumab, ramucirumab and paclitaxel. ORR = Overall Response Rate. DOR = duration of response. mPFS = median progression free survival. mOS = median overall survival. CI = confidence interval. ND = Not Done. HER2 Score retrospectively assessed using archival tissue by a central IHC lab.

The primary objective of the FIH Phase 1 trial was to assess safety and the combination regimen was well tolerated. Results of the fully enrolled evorpacept + trastuzumab cohort were reported at SITC 2020, and the fully enrolled evorpacept + trastuzumab + ramucirumab + paclitaxel cohort were reported at SITC 2021. Importantly, evorpacept with trastuzumab achieved an ORR of 21.1% (4/19) in subjects treated with the doublet and an ORR of 72.2% (13/18) in subjects treated with evorpacept with trastuzumab, ramucirumab, and paclitaxel. The FDA granted Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab, and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy (January 2020) partly due to the data with evorpacept in combination with trastuzumab alone for the treatment of gastric cancer. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for the treatment of patients with gastric/GEJ cancer. Based on prior studies, one of which is described above, observed responses can likely be attributed to the combination effect and not a response to single-agent trastuzumab. As described above, ramucirumab and paclitaxel in a second-line setting resulted in an ORR of 28% in a Phase 3 trial leading to FDA approval. We believe that an ORR of 72.2 % in this second-line or later population supports further development of evorpacept in HER2-positive cancers.

Clinical development plans

We intend to initiate an international randomized Phase 2 trial of evorpacept with trastuzumab and chemotherapy for subjects with HER2-positive gastric/GEJ cancer with disease progression on or after prior trastuzumab (or other HER2-directed therapy), and fluoropyrimidine or platinum-containing chemotherapy as the first line of therapy for advanced disease, in the first quarter of 2022. This study will be conducted at investigational sites in the USA, UK, Europe, and Asia Pacific region. Data from this trial would confirm whether evorpacept improves the response rate to anti-HER2-based therapy in patients with HER2-positive gastric/GEJ cancer. Of note, there are multiple emerging agents, predominantly antibody-based therapies, in development for patients with HER2-positive cancer. Because these agents target HER2 as does trastuzumab, we believe that evorpacept has the potential to maximize the anti-cancer activity of these novel agents should they supplant trastuzumab in the treatment paradigm for these patients, however, clinical trials may be required to demonstrate this.

Evorpacept in HER2-expressing breast cancer and other solid tumors

We plan to continue developing evorpacept in a broad range of tumor types and in novel combinations. In November 2020, we announced a clinical trial collaboration with Zymeworks to investigate evorpacept in combination with Zymeworks’ HER2-targeted bispecific antibody, zanidatamab, in patients with advanced HER2-expressing tumors.

Under the terms of the agreement, Zymeworks will conduct an open label, multi-center Phase 1b trial to assess the safety and efficacy of the combination of zanidatamab and evorpacept in a two-part trial. The first part of the trial will evaluate the safety of the combination treatment. The second part of the trial will evaluate the safety, tolerability and anti-tumor activity of the combination in separate cohorts of subjects with HER2-overexpressing breast cancer, HER2-low breast cancer and non-breast HER2-expressing solid tumors. The first patient in this trial was enrolled in October 2021.

Clinical Development of evorpacept in Hematologic Malignancies

The potential therapeutic role of CD47 blockade to date has been demonstrated in hematologic malignancies. This includes both our trials of evorpacept as well as trials by other CD47 blockade programs. We initiated a Phase 1 clinical trial (ASPEN-02) of evorpacept in patients with MDS in 2020 and in 2021 initiated a Phase 1 trial (ASPEN-05) in patients with AML based on our initial trials in the relapsed/refractory NHL clinical setting, preclinical studies and evidence for the clinical utility of the CD47 blockade from other programs.

NHL Proof-of-Principle

Evorpacept’s initial hematologic clinical trial was a FIH Phase 1b expansion trial in combination with rituximab to treat subjects with relapsed/refractory NHL. This was an open-label, multisite trial to assess safety. Subjects received evorpacept 10 mg/kg QW or 15 mg/kg QW in combination with rituximab 375 mg/m2 administered as an intravenous infusion QW for four doses followed by once monthly for eight doses. In order to meet inclusion criteria, subjects must have had no curative therapy or standard approved therapy option available to them. Across all cohorts, as of October 1, 2020, subjects had received a median of three lines of therapy prior to enrollment in the evorpacept trial. These were heavily pre-treated subjects, all of whom had progressed on previous rituximab-containing regimens.

Responses were evaluated according to the Lugano 2014 response criteria and reported as of October 1, 2020. As of October 1, 2020, evorpacept had been administered to 33 subjects. Thirty-two subjects were response evaluable. Eleven subjects had indolent lymphomas and 22 had aggressive lymphomas. There were 11 subjects enrolled to the higher dose 15 mg/kg QW cohort, 10 of whom were response evaluable. This cohort achieved an ORR of 70.0% (7/10). The ORR reported in the lower dose 10 mg/kg QW cohort was 40.9% (9/22).

Aggressive includes relapsed/refractory Diffuse Large B Cell and Mantle Cell Lymphomas. Indolent includes Follicular and Marginal Zone

Lymphomas; N: Response evaluable patients; ORR: Objective response rate (complete + partial response rates). Data cutoff: October 1, 2020.

Data cutoff October 1, 2020; Response evaluable patients; Responses include metabolic response per Lugano Response Criteria.

^ more than 80% increase from baseline. * patient with rapid fatal progressive disease not represented in plot

We view evorpacept’s initial activity in heavily pre-treated subjects with NHL as compelling evidence for the role of evorpacept in treating hematologic malignancies and as a favorable comparison to outcomes reported by other CD47 blocking agents in similar subjects. We believe the initial data in our 10 and 15 mg/kg QW cohorts, which showed a statistically significant exposure-dependent response, demonstrates evorpacept’s activity and supports higher dose administration in trials for subjects with MDS.

Based on the activities seen at the 10 and 15 mg/kg QW doses coupled with a favorable tolerability profile, we proceeded to test higher doses, up to 60 mg/kg Q4W in MDS. We believe this dosing schedule may be unique among CD47 blockade programs and can potentially provide a more convenient regimen in combination with monthly azacitidine for patients. This data set also supported our decision to advance evorpacept into solid tumor indications at higher doses of 45 mg/kg once every three weeks, or Q3W, in combination with standard agents also administered Q3W.

Evorpacept for the Treatment of MDS

Our development of evorpacept in hematologic indications is initially focused on MDS. There are approximately 70,000 people living with diagnosed MDS in the U.S. Patients with MDS have a wide range of expected outcomes that can be estimated from their Revised International Prognostic Scoring System, or IPSS-R, risk category. Patients with very low IPSS-R have an mOS of 8.8 years, whereas those with very high IPSS-R have an mOS of under ten months. Since nearly 75% of new cases are in patients aged 70 or older, balancing a patient’s age at prognosis with potential treatment-related impact on quality of life is important in considering treatment options. Regardless of age, treatment goals for patients with MDS are a balance of improved survival, symptom alleviation and quality of life.

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

The current clinical experience with CD47 blocking agents in MDS underscores the need for combination therapy to increase CR rates above that seen with standard of care azacitidine monotherapy. As previously discussed, pro-phagocytic signals in evorpacept-based combinations can be provided by drugs that increase display of the “eat me” signal calreticulin on the surface of tumor cells. We have conducted preclinical studies that show that azacitidine and venetoclax increase both the display of the “eat me” signal calreticulin and the “don’t eat me” signal CD47 on AML cells, suggesting that a CD47 blocking agent could maximize the activity of venetoclax and azacitidine in these models. Additionally, we have shown that evorpacept in combination with venetoclax or azacitidine produces increased phagocytosis in vitro and anti-tumor activity in mouse models compared to azacitidine or venetoclax alone. Furthermore, combination treatment of evorpacept with azacitidine or venetoclax led to tumor elimination and prolonged survival in leukemia mouse models. Azacitidine and evorpacept monotherapies produced moderate tumor growth inhibition with all mice succumbing to disease by day 85 post inoculation. In contrast, the combination of evorpacept and azacitidine completely eliminated tumor growth with 100% animal survival up to study termination on day 147. We have also demonstrated in preclinical studies that evorpacept when combined with venetoclax, a BCL-2 inhibitor that is FDA approved for the treatment of patients with AML, led to tumor elimination in a leukemia tumor model.

Primary AML Don 1
Calreticulin
Median Fluorescent Intensity (MFI)
400
300
200
100
Media only
1.25 uM AZA
2.5 uM VEN
Primary AML Don 1
Phagocytosis
(fold over media only)
20
15
10
5
0
Media only
25 nM ALX148
1.25 uM AZA
AZA + ALX148
Primary AML Don 1
Phagocytosis
(fold over media only)
50
40
30
20
10
0
Media only
25 nM ALX148
1.25 uM VEN
VEN + ALX148

HL60 LUC
Total Flux (photons/sec)
10^{12}
10^9
10^6
10^3
0
50
100
150
Day Post Innoculation
PBS
ALX148
(30 mg/kg)
AZA
(5 mg/kg)
AZA +
ALX148 (30)

RS4;11 Model
Tumor volume (mm^3 ± SEM)
2000
1500
1000
500
0
20
25
30
35
40
45
Day Post Implant
ALX148
(10 mg/kg)
PBS
Venetoclax
(12.5 mg/kg)
ALX148
+ Venetoclax

Data from a competitive CD47 blockade program, magrolimab, further support trials of evorpacept for treatment of MDS. Magrolimab was studied both as a single-agent and in combination with azacitidine in subjects with higher-risk MDS or AML. As reported at ASCO 2020, magrolimab plus azacitidine achieved a 42% CR rate in previously untreated MDS and a 40% CR in previously untreated AML. As a single-agent, magrolimab achieved no CRs in relapsed/refractory MDS and AML, suggesting that a separate pro-phagocytic signal is required for the observed clinical activity. Despite the high rate of CRs achieved in combination, over 38% of subjects in these trials have experienced grade 3 or higher treatment-related anemia. On January 25, 2021, the FDA placed an ongoing partial clinical hold on studies administering magrolimab in hematologic malignancies due to safety concerns. Notwithstanding these limitations, magrolimab’s data support the potential role of CD47 blockade in treating these subjects.

Our strategy is to pursue evorpacept as a potentially critical component for future combination treatment options for patients with higher-risk MDS. Our preclinical models, activity of evorpacept in NHL where magrolimab has reported similar data and available CD47 clinical data in this indication support a potential role for evorpacept for treatment of patients with MDS. Baseline characteristics of subjects in a recent trial of azacitidine plus venetoclax in treatment-naïve higher-risk MDS illustrated the need for therapies that do not induce cytopenias. Prior to treatment, 56% of subjects had grade 3 or higher neutropenia, 33% had grade 3 or higher thrombocytopenia, 40% had grade 3 or higher leukopenia and 12% had grade 3 or higher anemia. We believe that it is important to develop a CD47 blocking therapy that does not exacerbate cytopenias that patients may already exhibit pre-treatment. evorpacept’s tolerability profile to date suggests it may address this unmet need in patients who suffer from MDS.

Trial design

In October 2020, we initiated a Phase 1b/2 trial of evorpacept in combination with azacitidine for the treatment of subjects with higher-risk MDS. The Phase 1b portion of the trial evaluated up to 60 mg/kg Q4W of evorpacept plus standard azacitidine in subjects with relapsed/refractory and previously untreated MDS. The Phase 1b dose expansion portion of the trial currently enrolling is evaluating 40 mg/kg Q4W and 60 mg/kg Q4W of evorpacept plus standard azacitidine in subjects with previously untreated MDS. The Phase 2 portion of the trial will assess the combination of evorpacept and azacitidine in subjects with previously untreated higher-risk MDS at investigational sites in the USA, UK, Europe, and Asia Pacific region. The primary endpoint will be complete remission rate by six months. We intend to pursue a strategy in which we will leverage the data generated from this Phase 1b/2 study to request from the FDA that evorpacept be a candidate for registration for the first line treatment of higher risk MDS.

Outcomes

           We announced the presentation of initial clinical data from our ongoing ASPEN-02 trial evaluating evorpacept in combination with azacitidine for the treatment of patients with previously untreated higher-risk (HR) or relapsed or refractory (r/r MDS). The results, shared in a poster at the 63rd American Society of Hematology (ASH) Annual Meeting [Abstract #2601], show that the combination of evorpacept and azacitidine is active and well tolerated. As of October 25, 2021, 22 patients with either previously untreated HR or r/r MDS have been treated with evorpacept in the Phase 1 dose escalation part of the study, administered at 20 mg/kg or 30 mg/kg once every 2 weeks (Q2W) or 60 mg/kg once every 4 weeks (Q4W) together with standard dosing of azacitidine. Median follow-up is 3.4 months, and accrual is ongoing.  Evorpacept in combination with azacitidine was well tolerated (N=22) with no dose limiting toxicities, no observed treatment related serious adverse events, and a maximum administered dose of 60 mg/kg Q4W.  In 6 previously untreated HR MDS response-evaluable patients, 3 patients achieved an objective response (“OR”) (2 complete response (CR), 1 marrow CR), and 2 patients achieved stable disease (SD). Two out of 4 transfusion dependent patients achieved transfusion independence on study. Among 5 previously untreated HR MDS patients with TP53 mutation and complex cytogenetic abnormalities, 3 achieved an OR (2 CR and 1 marrow CR).  Five of 9 patients with response-evaluable relapsed or refractory MDS that had progressed upon prior hypomethylating agents achieved an OR (5 marrow CRs). In addition, 2 patients achieved SD.

Evorpacept’s favorable initial tolerability profile in combination with azacitidine suggests it may be safely added without worsening cytopenias, which is particularly notable for this patient population.

Evorpacept for the treatment of AML

Our preclinical studies and clinical trials from competing CD47 agents support the potential role of evorpacept in the treatment of patients with AML. In the United States, there are over 35,000 people living with AML with an expected 20,000 newly diagnosed cases and over 11,000 deaths from the disease in 2020. Overall survival for patients with AML is generally worse than patients with higher-risk MDS. Median overall survival for patients with AML ranges from approximately 15 months for patients with favorable cytogenetic risk factors to less than 5 months for those with adverse risk factors. Similar to MDS, patients tend to be older with a median age at diagnosis of 68.

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

The mechanistic rationale for combining evorpacept with azacitidine in AML is similar to the rationale for MDS. Preclinical studies show that azacitidine increases the display of calreticulin, a pro-phagocytic signal, on cancer cells in AML models. The preclinical studies that support the use of evorpacept combinations in MDS also support its use in AML. Clinically, the CD47 agent magrolimab has achieved a 40% CR rate in untreated AML when used in combination with azacitidine. In a separate study in patients 65 and older with untreated AML, single-agent azacitidine as achieved a 20% CR rate. We believe this indicates CD47 agents could increase the activity of

HMAs above their single-agent levels. Furthermore, our preclinical data of evorpacept in combination with venetoclax supports the combination with this agent that is increasingly being used in the treatment of patients with AML.

Trial design

We initiated a Phase 1/2 trial of evorpacept in combination with venetoclax and azacitidine for the first-line treatment of patients with AML (ASPEN-05) in 2021 and enrolled the first patient in October 2021.

Research Programs

We also have a preclinical program focused on developing ALTA-002, a SIRPα TRAAC, that may offer additional ways to engage the innate and adaptive immune response to cancer. SIRPα TRAAC is complementary to our CD47 blocker approach. SIRPα is expressed on myeloid cells and dendritic cells which have toll-like receptor 9, or TLR9, an intracellular receptor present in a wide variety of immune cells, including B-cells, myeloid cells and dendritic cells. TRAAC, or TLR9 agonist antibody conjugate, is designed specifically for compatibility with antibody conjugation, superior pharmacokinetics, receptor-mediated uptake, and TLR9 stimulation with the potential for intravenous administration. SIRPα TRAAC is an agonistic molecule targeting myeloid cells and directly activates them, resulting in cytokine release, antigen presentation, and initiation of a coordinated innate and adaptive immune response against cancer. An IND for ALTA-002 is planned for 2023.

In October 2021, we acquired ScalmiBio and intend to further expand our pipeline with plans to develop new anti-cancer drug candidates based on ScalmiBio’s SHIELD technology platform; these new molecules will be designed to address unmet cancer patient needs as stand-alone therapeutics and in combination with ALX Oncology’s lead product candidate, evorpacept, a next-generation CD47 blocker designed to leverage the immune activation of broadly used anti-cancer agents through combination strategies. ScalmiBio’s SHIELD technology is designed to minimize interaction of an antibody therapeutic with normal tissue and maximize its target binding capability within tumor microenvironment. ScalmiBio’s conditional activation technology aims to increase therapeutic index by minimizing dose limiting toxicities of existing checkpoint inhibitors and other targeted anti-cancer biologics as well as enable the design of antibody-drug conjugates (ADCs) with higher drug-to-antibody ratios for improved anti-cancer activity. ALX Oncology has also acquired ScalmiBio’s proprietary cytotoxic payloads for the development of ADCs.

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

As of December 31, 2021, we own three issued U.S. patents, twenty-five foreign issued patents, thirteen pending U.S. nonprovisional patent applications, four pending U.S. provisional patent applications and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore and Russia. Of these patents and patent applications, the following relate to evorpacept: three issued U.S. patents, eight pending U.S. nonprovisional patent applications, two pending U.S. provisional patent applications and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore and Russia. We acquired ScalmiBio and its portfolio, which covers antibody shielding technology and exatecan derivatives. The portfolio includes one U.S. nonprovisional patent application, one pending foreign patent application, and two pending U.S. provisional patent applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. Our three U.S. issued patents and, if issued as U.S. patents, our thirteen U.S. nonprovisional patent applications and four  U.S. provisional patent applications are expected to expire between August 2036 and June 2042, excluding any additional term for patent term adjustments or patent term extensions, with an expiration of between August 2036 and   June 2042 with respect to our patent and patent applications related to evorpacept, excluding any additional term for patent term extensions.

We obtained a worldwide, royalty-bearing, sublicensable license from the Board of Trustees of the Leland Stanford Junior University, or Stanford, under certain patents relating to high-affinity SIRPα variant polypeptides, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. Our portfolio of exclusively licensed patents from Stanford includes eleven issued patents (two of which are in the United States) and applications are pending in six jurisdictions (including the United States and the European Patent Office). For more information regarding our license agreement with Stanford, please see “—Exclusive (Equity) Agreement with The Board of Trustees of the Leland Stanford Junior University.”

Our patent portfolio exclusively licensed from Stanford contains patent families relating to high-affinity SIRPα variant polypeptides, which includes two issued patents in the U.S. and one each in Australia, Canada, China, Europe, Hong Kong and four in Japan.  The European patent has been validated as national patents in 37 different European countries. The patent family includes one pending patent application in each of U.S., Europe, and Japan and two pending patent applications in Hong Kong. These patents and patent applications are subject to retained rights by Stanford to allow academic and nonprofit research institutions to practice the licensed technology and patents for noncommercial purposes. In addition, these patents are subject to certain pre-existing rights that Stanford has granted to two third parties. These patents are expected to expire in 2033 excluding any extension of patent term that may be available.

We are aware of a revoked European patent (EP 2 429 574) owned by UHN and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. This revoked patent related to the treatment of cancer with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. This patent was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision.  If UHN and the Hospital for Sick Children win their appeal of the European Patent Office decision revoking their European patent, the resulting patent claims could potentially limit our ability to pursue evorpacept in certain new indications or geographies in the future. The U.S. counterpart was recently granted as US patent 10,907,209.  However, we believe that we do not infringe claims listed in this U.S. patent.

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

In consideration for the rights granted to us under the Stanford Agreement, we paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of our common stock. In addition, we are obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee, which are nominal and will be creditable against any royalties payable to Stanford in the applicable year. We are required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. We also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by us, our affiliates and our sublicensees of licensed products at rates ranging within low single-digit percentages, subject to certain reductions and offsets. Our license, on a licensed product-by-licensed product and country-by-country basis, shall become royalty-free and fully paid-up upon the later of the date on which the last valid claim included in the exclusively or non-exclusively licensed patents expires and ten years after the first commercial sale of the licensed product in such country.

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

Other Third-Party Agreements

We have entered into license agreements with third parties related to the development and commercialization of our product candidates, including evorpacept, and SIRPα antibodies which we are exploring in our research program. In consideration of the foregoing, we have agreed to customary payment terms in these agreements, including certain milestone payments upon the achievement of clinical and commercial milestones and low single-digit royalties. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—License and Collaboration Agreements.”

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

Manufacturing and Supply

We do not own or operate and do not intend to establish our own manufacturing facilities. We rely on, and will continue to rely on, CMOs for both drug substance and drug product. Both evorpacept bulk drug substance and finished drug product are produced in accordance with current good manufacturing practices, or cGMPs.

Our existing supply of evorpacept drug product is sufficient to complete our clinical trials through the first quarter in 2023. We plan to manufacture additional supplies with our existing CMOs to produce evorpacept drug product sufficient to complete the ongoing and planned clinical trials described in this document. We first entered into an engagement with KBI Biopharma, Inc. in 2015 for analytical method development, formulation development, bulk drug manufacturing, release and stability testing. We first entered into a drug product manufacturing agreement with Lyophilization Services of New England, Inc. in 2016 and have subsequently used them for all evorpacept drug product used in clinical trials to date.

Competition

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immune-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include, but are not limited to, AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer and Roche/Genentech.

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of CD47 pathway, and others are based on entirely different approaches. We are aware that Apexigen, Arch Therapeutics, Bristol Myers Squibb, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, Innovent, Kahr, Novimmune, OSE Immunotherapeutics, Pfizer (through its recent acquisition of Trillium Therapeutics), and Shattack, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

▪	Compliance with PREA, BPCA and FDARA regarding development of certain molecularly targeted oncology drugs for pediatric use.
▪	Preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials.
▪	A determination by the FDA within 60 days of its receipt of a BLA to file the application for review.
▪	Satisfactory completion of any FDA audit of preclinical studies and/or clinical trial sites that generated the data in support of the BLA.
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

▪

FDA review and approval of the combination partner NDA/BLA to address any necessary cross-labeling requirements to permit commercial marketing of the combination product for the particular indications for use in the United States.

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

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, the clinical data are relevant to the US patient population in terms of medical practice, standard of care, and patient population definition, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

▪

Phase 1. For biologics being studied in oncology indications, the investigational product is initially introduced into patients with the target disease or condition. These trials are generally designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, to identify possible side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Management Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions where we seek to commercialize any of our product candidates, including countries in Europe and Asia. Such foreign regulations govern, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of our product candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of a clinical trial or marketing of a product in those countries. Certain countries outside of the United States have a similar approval process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s national health authority and an independent ethics committee, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the E.U. Clinical Trials Directive 2001/20/EC has sought to harmonize the E.U. clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the E.U. Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the E.U. countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA) and one or more Ethics Committees (ECs). Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. Recently enacted Clinical Trials Regulation EU No 536/2014 aims at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency.

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of Marketing Authorizations:

▪

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the European Medicines Agency (EMA), and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for products that are in the interest of public health in the European Union.

▪

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SPC) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Other U.S Healthcare Laws and Compliance Requirements

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
▪

The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.

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

The Bipartisan Budget Act of 2018, or BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the U.S. Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. There have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA, including measures taken during the Trump administration. In June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which  went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, it is possible that additional governmental action is taken to address the COVID-19 pandemic, resulting in a material adverse effect on our business.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020, codifying a policy change that was effective January 1, 2019. In 2020, the U.S. Department of Health and Human Services and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other new laws and regulations may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our biopharmaceutical products, if approved, and accordingly, our financial operations.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 43 employees, 19 of whom hold Ph.D. or M.D. degrees and 29 of whom were engaged in research and development activities. None of our employees are represented by a labor union and we believe we maintain good relations with our employees. We rely on skilled, innovative, and passionate employees to conduct our research, development and business activities. Our employees are united by our goal of developing therapies that help patients fight cancer. Developing a diverse, equitable and inclusive culture is essential to our success and we are committed to building a workplace where all individuals feel welcomed and valued.

The biopharmaceutical industry is highly competitive and recruiting and retaining employees is critical to the continued success of our business. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.  We also offer a collaborative work environment, flexible or remote work arrangements, ongoing professional development opportunities, career advancement opportunities, and a culture that values diversity and inclusion.

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

Our principal executive offices are located at 323 Allerton Avenue, South San Francisco, California, 94080. Our telephone number is 650-466-7125. Our website address is http://alxoncology.com.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. These risks include, but are not limited to, the following:

▪	We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future;
▪	We will require substantial additional capital to finance our operations, such capital may not be available to us or may only be available on terms that are unfavorable to us;
▪	We have a limited operating history and have no products approved for commercial sale;
▪	The price of our stock may be volatile, and you could lose all or part of your investment;
▪	We are substantially dependent on the success of our lead product candidate, evorpacept (also known as ALX 148), which is in clinical development and which has not completed a pivotal trial;
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

▪

Our preclinical research is conducted primarily by a third-party service provider, Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc.), or Tallac Therapeutics, and we are dependent on Tallac Therapeutics to perform its contractual research obligations on an effective and timely basis;

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $83.5 million, $45.7 million and $19.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $202.0 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for evorpacept and advance our other programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have incurred and expect to continue to incur additional costs associated with operating as a public company and comply with legal, accounting and other regulatory requirements. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts. Further, any decline in our stock price or perceived potential decline in our stock price that may be associated with stock market volatility generally, may negatively impact our ability to raise capital.

As of December 31, 2021, we had cash and cash equivalents of $363.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations through mid-2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as MDS, AML, HNSCC, gastric/ GEJ carcinoma or breast cancer. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct preclinical development and then extensive clinical trials (including initiation of a pediatric study) to demonstrate their safety, purity and efficacy and potency. Clinical trials are expensive and difficult to design and implement. Clinical trials can take many years to complete, and their ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe, pure and effective or potent for use in a diverse patient population before we can seek regulatory approvals for their commercial sale. Our clinical trials may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional and expansive preclinical or clinical testing.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate safety, purity and efficacy and potency sufficient to obtain marketing approval or our product candidates or to market our drugs after any such approval. In December 2020, the FDA verbally informed us, that given our planned initiation of two Phase 2 HNSCC clinical trials that could be potentially registrational, it required completion of a routine non-clinical safety study. The FDA noted that for any drug development program moving swiftly through development, this non-clinical study is required prior to the initiation of a clinical trial that could be considered pivotal. We were allowed to initiate both Phase 2 HNSCC clinical trials with the enrollment capped at a total of 50 subjects treated with evorpacept across both trials (excluding safety lead-in cohorts). In June 2021, the FDA informed us that it had reviewed our standard non-clinical safety study and removed the partial clinical hold and patient cap on our two ongoing Phase 2 studies in patients with HNSCC. No impact was incurred on patient enrollment or study timelines as a result of the partial clinical hold.

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
▪

availability and efficacy or potency of current or newly approved drugs for the disease under investigation and other changes in standard of care that could make our clinical trials less attractive, including the drugs or other product candidates we use in our combination studies;

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

If evorpacept or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have observed single-digit incident rates of treatment-related grade three and higher cytopenias across our clinical program in a heavily pre-treated group of subjects who are typical participants in early-stage cancer trials and are often hematologically fragile at baseline. Subjects in our evorpacept combination clinical trials experienced a number of treatment-related adverse events that were low-grade and manageable, including fatigue, rash, aspartate aminotransferase, or AST, increase, platelets decrease, alanine aminotransferase, or ALT, increase, pruritus, pyrexia, decreased appetite, anemia, infusion reaction, neutropenia, nausea, alkaline phosphate increase, arthralgia, white blood cell decrease and myalgia. Treatment-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of evorpacept or any of our future product candidates, including in combination with therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer and Roche/Genentech. Newly approved therapeutics could change the treatment paradigm or standard of care, which could negatively impact the design of our clinical trials and the prospects of our product candidates.

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of CD47 pathway and others are based on entirely different approaches. We are aware that Apexigen, Arch Therapeutics, Bristol Myers Squibb, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, Innovent, Kahr, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), and Shattack, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We rely on Tallac Therapeutics, a third-party service provider, to conduct substantially all of our preclinical research activities for evorpacept. If Tallac Therapeutics does not successfully carry out its contractual duties or meet expected deadlines, there may be disruptions or delays to our evorpacept development pipeline and our business could be substantially harmed.

We have the ability to independently conduct our preclinical research activities but we rely on a third-party service provider to conduct all of our preclinical research activities for evorpacept. Effective as of July 1, 2020, we transferred all of our preclinical research capabilities and nine of our employees, including our former Chief Scientific Officer, Dr. Hong Wan, to Tallac Therapeutics, and entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics. Under the terms of the Tallac Services Agreement, Tallac Therapeutics will provide preclinical research services to us for the cost of these services plus a mark-up equal to 10.0% of such costs.

If Tallac Therapeutics does not successfully carry out its contractual obligations or meet expected deadlines, if Tallac Therapeutics needs to be replaced or if the quality or accuracy of the preclinical data Tallac Therapeutics obtains is compromised due to its failure to adhere to its or our preclinical protocols, regulatory requirements or for other reasons, our preclinical research efforts and studies may be extended, delayed or terminated, and there may be disruptions or delays to our evorpacept development pipeline. As a result, our evorpacept product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

Further, Tallac Therapeutics’ employees are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our evorpacept preclinical research efforts and studies. If Tallac Therapeutics fails to devote sufficient resources to the research and development of our evorpacept preclinical research programs and studies, or if its performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, we must disclose our proprietary information to Tallac Therapeutics, which could increase the risk that this information will be misappropriated or that disputes related to our intellectual property with Tallac Therapeutics may occur, including the risks discussed below related to intellectual property matters.

If our relationship with Tallac Therapeutics terminates, we may not be able to enter into arrangements with alternative providers or do so in a timely manner or on commercially reasonable terms. If the Tallac Services Agreement is terminated, replacing Tallac Therapeutics, identifying additional preclinical research providers and/or hiring internal research and development employees will involve additional costs and divert our management’s time and focus. In addition, there is a natural transition period when a new service provider commences work and/or if we are required to train new employees. As a result, delays may occur, which can materially impact our ability to meet our desired preclinical timelines. Since Tallac Therapeutics is an early-stage company with a limited operating history, it may face challenges to its business and cease to operate, and we may need to engage replacement service providers and/or employees on an accelerated timeline and on less favorable terms. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and results of operations.

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

Development of product candidates in combination with other therapies could expose us to additional risks. Lack of third-party combination drugs may materially and adversely affect demand for our product candidates.

Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being less successful commercially. We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.

Further, to the extent the regulatory authorities require concurrent updates to the drug labeling of an approved drug product to include the combination use to allow approval of one of our product candidates, we will need to coordinate with the third-party manufacturer regarding such combination labeling changes, which could delay or impact the approval of our product candidate. Changes in standard of care and treatment paradigm can materially and adversely affect our business and results of operations, including the design of our clinical trials. Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We currently have no marketing and sales organization and we have never commercialized a product candidate. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own medical affairs, sales, marketing and supply capabilities or outsource these activities to a third party.

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

There is no guarantee that the product candidates we develop, even if approved, would be approved for the currently proposed indications. We may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk. Regulators, like the FDA, may require us to narrow our indications to smaller patient subsets, and the number of patients in such subsets may turn out to be lower than expected.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for or obtained regulatory approval for any product candidate and it is possible that evorpacept or any product candidates we may seek to develop in the future will never obtain regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

The FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020) and for evorpacept in combination with trastuzumab + ramucirumab + paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy (January 2020). If a product candidate is intended for the treatment of a serious condition and preclinical or clinical data demonstrate the potential to address unmet medical need for such condition, a sponsor may apply for FDA Fast Track designation. Even though we received these Fast Track designations for evorpacept, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

If we decide to seek orphan drug designation for one or more of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with such orphan drug designation.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. On 27 January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for treatment for gastric/GEJ cancer. We may seek Orphan Drug Designation for certain additional indications for our product candidates in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, it is possible that additional governmental action is taken in response to the COVID-19 pandemic, resulting in a material adverse effect on our business.

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020, codifying a policy change that was effective January 1, 2019. In 2020, the U.S. Department of Health and Human Services and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization.

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
▪

The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development involve, and may in the future involve, the use of potentially hazardous materials and chemicals. Our operations may produce hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by the State of California to cover us for costs and expenses, we may incur costs and expenses due to injuries to our employees resulting from the use of these materials, as this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional laws and regulations affecting our operations may be adopted in the future. Current or future laws and regulations may impair our research, development or commercialization efforts. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In response to the COVID-19 pandemic and travel restrictions, the FDA has issued industry guidance regarding plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates as well as plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. FDA review timelines could be extended due to COVID-19 related reasons. Additional policies or changes to current policies may be implemented in the future. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Data collection under European and U.S. laws is governed by restrictive regulations addressing the collection, use, processing and, in the case of Europe, cross-border transfer, of personal information (i.e., information that relates to an identified or identifiable individual).

We may collect, process, use or transfer personal information from individuals located in the European Economic Area, or EEA, Switzerland and the United Kingdom in connection with our business, including in connection with conducting clinical trials in these regions.

Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA. The collection and use of personal information (which includes health data) in the EEA is governed, in part, by the provisions of the General Data Protection Regulation (EU) 2016/679, or the GDPR, or its UK equivalent, the UK GDPR. This regulation imposes requirements relating to having a legal basis for processing personal information and transferring such information outside of the EEA and United Kingdom, as applicable, including to the United States, informing concerned individuals about the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal information to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping.

Failure to comply with the GDPR, UK GDPR, or related national data protection laws may result in regulatory inquiries and other proceedings, substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

The GDPR and UK GDPR also restrict the transfer of personal information outside of the EEA, United Kingdom and Switzerland unless appropriate safeguards are in place. One of the primary safeguards, the Standard Contractual Clauses   adopted by the European Commission, have been recently updated. Any existing data transfer arrangement that relies on the previous version of the Standard Contractual Clauses needs to be updated by December 27, 2022, which could increase our costs.

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal data can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal data to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal after four years and it may be modified or revoked in the interim. The United Kingdom may require Standard Contractual Clauses that are different from (or require amendment to) the European Commission’s version of these clauses. We may, therefore, incur liabilities, expenses, costs, and other operational losses under the GDPR, UK GDPR, and applicable laws and regulations of European Union Member States in connection with any measures we take to comply with them.

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

Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election on November 3, 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states are beginning to consider and pass similar laws. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023.  The CPA and CDPA share similarities with the CCPA, CPRA, and legislation proposed in other states.  As we expand our operations, preclinical studies and clinical trials, the CCPA, CPRA, and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

We employ individuals who were previously or concurrently employed at research institutions and/or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, trade secrets or other proprietary information could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such license may not be available on commercially reasonable terms or at all. A loss of key research personnel or their work product could limit our ability to commercialize, or prevent us from commercializing, our current or future technologies or product candidates, which could materially harm our business. Even if we are successful in defending against these claims, litigation would expose us to the risk described above under “We may become involved in lawsuits to protect or enforce our patents and trade secrets, which could be expensive, time-consuming and unsuccessful.”

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. The patent claims under the European patent, if the appeal by UHN and The Hospital for Sick Children is successful, could potentially limit our ability to pursue evorpacept in certain new indications or geographies in the future. However, we believe that we do not infringe claims listed in U.S. patent 10,907,209. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

Any litigation resulting from claims of infringement or failure to license patents and proprietary rights of others would expose us to the risk described above under “We may become involved in lawsuits to protect or enforce our patents and trade secrets, which could be expensive, time consuming and unsuccessful.” Any of the aforementioned threats to our competitive advantage could have a material adverse effect on our business.

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

As of December 31, 2021, we had 43 employees, including 29 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Many of the other biotechnology companies that we compete against for qualified personnel have considerably more financial and other resources, different risk profiles and a more extended history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we can offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control and therefore any declining value in our equity grants could negatively impact our ability to successfully retain existing employees or effectively recruit new employees. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. More recently, the Delta and Omicron variants of COVID-19 continue to spread another wave of the pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been affected by quarantines and other measures intended to contain the pandemic and subsequent variants of the COVID-19 virus. The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, including current and subsequent variants of COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

▪

delays or difficulties in enrolling and retaining subjects, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19, in our ongoing clinical trials of evorpacept and our future clinical trials;

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

The COVID-19 pandemic continues to pose a threat on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Currently, our employees are following a hybrid work model that enables work in our South San Francisco office with flexibility to work from home, as needed.

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of subjects and clinical sites and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the study protocol and consistent with cGCPs, with any material protocol deviation reviewed and approved by the site Institutional Review Board. Subjects who may miss scheduled appointments, any interruption in study drug supply, or other consequences that may result in incomplete data being generated during a clinical trial as a result of the pandemic must be adequately documented and justified. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.

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

We may acquire businesses or assets or create joint ventures with third parties that we believe may complement our existing product candidates. For example, on October 4, 2021, we entered into a share purchase agreement with ScalmiBio, Inc., or ScalmiBio, with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform and to enhance our internal research and development capabilities. In order to realize the benefits of the ScalmiBio acquisition, we will need to make a substantial investment of time and resources to support research and development efforts, including hiring additional skilled research personnel. Additionally, we may not be able to realize the benefit of acquiring such businesses or assets or joint ventures if we are not able to successfully integrate them with our existing operations and company culture. We may encounter difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition or that delay or prevent us from realizing their expected benefits.

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had net operating loss carryforwards of approximately $47.1 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss will begin to expire beginning in 2038.

As of December 31, 2021, we had Irish net operating loss carryforwards of approximately $5.6 million. These Irish net operating loss carryforwards do not expire but may not be fully utilized unless we generate sufficient income in Ireland. Under Irish law, where a company makes a loss in its trade, it can carry that loss forward to subsequent accounting periods and offset the loss against profits or gains of the same trade. The utilization of carried forward losses is disallowed where (i) the trade that gave rise to the losses is discontinued or (ii) within any period of three years, there is both a change in the ownership of a company and (whether earlier or later in that period or at the same time) a major change in the nature or conduct of a trade carried on by the company or (iii) at any time after the scale of the activities in a trade carried on by a company has become small or negligible and before any considerable revival of the trade, there is a change in ownership of the company. There are no legislative explanations of what constitutes a major change in the nature or conduct of a trade. Relevant case law indicates that there must be a difference in the kind of trade/goods (and not just a quantitative difference) or a major difference in client outlets or markets of the trade but whether there has been a major change in the nature or conduct of a trade is a qualitative matter, and one which is to be judged on the facts of any particular set of circumstances. We may experience ownership changes in the future as a result of subsequent movements in our share ownership, some of which are outside of our control. If we also experience a major change in the nature or conduct of our trade or our trade becomes small or negligible, we may be limited in the amount of loss carryforwards that we can use in the future to offset taxable income for Irish corporation tax purposes. Furthermore, in the event we incur net income in certain jurisdictions but incur losses (or have loss carryforwards) in other jurisdictions, we cannot offset the income from one jurisdiction with the loss from another, which could increase our effective tax rate.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on December 17, 2021 we entered into a Sales Agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, pursuant to which we may offer and sell from time to time up to $150 million of shares of our common stock through at-the-market offerings. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to those discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the following factors may cause the market price of our common stock to fluctuate:

▪	results and timing of our preclinical studies and clinical trials and studies and trials of our competitors;
▪	failure or discontinuation of any of our development programs;
▪	issues in manufacturing our product candidates or any future approved products;
▪	regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
▪	competition from existing products or new products that may emerge;
▪	actual or anticipated changes in our growth and development relative to our competitors;
▪	developments or disputes concerning patents or other proprietary rights;
▪	introduction of new product candidates or technological innovations by us or our competitors;
▪	announcements by us, our future strategic partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
▪	actual or anticipated changes in estimates or recommendations by securities analysts, if any cover our common stock;
▪	fluctuations in the valuation of companies perceived by investors to be comparable to us;
▪	public concern over our product candidates or any future approved products;
▪	litigation;
▪	future sales of our common stock by us, our insiders or our other stockholders;
▪	expiration of market stand-off or lock-up agreements;
▪	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

▪	additions or departures of key personnel;
▪	changes in the structure of health care payment systems in the United States or overseas;
▪	failure of any of our product candidates, if approved, to achieve commercial success;
▪	economic and other external factors such as macroeconomic conditions, such as inflation, disasters, crises or health matters, including the impact of the COVID-19 pandemic;
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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

▪

the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time. For example, inflationary pressures have increased and we expect will continue to increase costs for our clinical trials;

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of December 31, 2021, we had 40,587,067 shares of our common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

On August 13, 2021, we filed a shelf registration statement on Form S-3 with the SEC that automatically became effective and on December 17, 2021, we filed a prospectus supplement to the shelf registration statement that permits us to use our at-the-market facility for sales of up to $150 million worth of shares of common stock from time to time. To date, we have not yet sold any shares of common stock under this at-the-market facility.

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

We have incurred and will continue to incur significant legal, accounting, compliance and other expenses as a public company and these expenses may increase even more given that we are no longer an “emerging growth company”. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we must adopt additional internal controls and disclosure controls and procedures and have retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

In addition, during the first quarter of 2021, we implemented an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, in the future, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

Effective as of December 31, 2021, we became a large accelerated filer and were no longer an emerging growth company. We are not able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2021, we became a large accelerated filer as of December 31, 2021 and therefore no longer qualified as an “emerging growth company,” as defined in the JOBS Act.

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

▪

the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

▪	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation;
▪	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
▪	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2021 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.6% of our outstanding voting stock.

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

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness as of December 31, 2021.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. As discussed above, we have identified material weaknesses in the past which have since been remediated. However, our remediation of previous material weaknesses may not prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations and the trading price of our common stock.

We will be required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. We are no longer an “emerging growth company” as of December 31, 2021 as the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021. As such, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting as of December 31, 2021.

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

We may experience disruptions and delays or incur financial damages as a result of system failures or security breaches or incidents.

Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ and other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. A system failure or security breach or incident that causes the loss, corruption or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost, corrupted, or unavailable data. In addition, if any disruption or security breach or incident results in loss, destruction, alteration, or unavailability of, or damage or unauthorized access to, our data or applications or unauthorized access to, disclosure, dissemination or other processing of confidential or proprietary information that we or our third-party service providers process, including personal information related to the subjects in our clinical trial, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected and further development of our product candidates may be delayed. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to remedy the damages that arise from such disruption, failure or security breach or incident. Additionally, in the event of any such disruption, failure or security breach or incident, or any perception that one has occurred, we could be exposed to claims, demands, and litigation and governmental investigations and other proceedings, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach or incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in South San Francisco, California. We currently lease 10,000 square feet of office space in South San Francisco, California, under a lease that expires in 2026. We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of February 22, 2022, there were 63 holders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following graph compares the cumulative total return to stockholder on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on July 17, 2020 (the first day of trading of our common stock with a closing price on that date of $30.00) and its relative performance is tracked through December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Use of Proceeds from Initial Public Offering of Common Stock

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis generally addresses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates based on expertise in protein engineering and oncology led by the CD47 blocker, evorpacept (evorpacept is the recommended United States Adopted Name (USAN); this product is also known as ALX148), currently in phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and will leverage the immune activation of broadly used anti-cancer agents through combination strategies. As of December 31, 2021, we had dosed over 185 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents. In solid tumors, we have initiated two randomized Phase 2 trials of evorpacept for the treatment of first-line advanced head and neck squamous cell carcinoma, or HNSCC, and enrolled the first subject in the first trial in May 2021 and enrolled the first subject in the second trial in July 2021. Our collaborator, Zymeworks, also initiated a Phase 1 trial for the treatment of advanced HER2-expressing breast cancer and enrolled the first subject in October 2021. We intend to initiate a randomized Phase 2 trial of evorpacept for the treatment of second line advanced HER2-overexpressing gastric/gastroesophageal junction, or GEJ, cancer in the first quarter of 2022. In hematologic malignancies, we have dosed 13 subjects with myelodysplastic syndromes, or MDS, and also advanced evorpacept into clinical development for the treatment of acute myeloid leukemia, or AML, enrolling the first patient in a Phase 1 trial in October 2021. Based on our early clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments. Our second program, which is a collaboration between ALX Oncology (ALX) and Tallac Therapeutics (Tallac), combines our company’s SIRPα antibodies with Tallac’s toll-like receptor 9 agonist antibody conjugate to deliver ALTA-002, a potent immune activator to myeloid cells in the tumor to promote innate and adaptive anti-cancer immune responses.  This novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation.  An IND for ALTA-002 is planned for 2023. Additionally, with our recent acquisition of ScalmiBio, Inc, we seek to expand our pipeline of drug candidates to antibody drug conjugates based on expertise in protein engineering and oncology.

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

In July 2020, we consummated our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. In December 2020, we consummated a follow-on public offering, raising net proceeds of $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million. From inception through December 31, 2021, we have raised an aggregate of $545.3 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering and $194.9 million were net proceeds from our follow-on public offering.

In December 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agent in our At the Market, or ATM Offering Program.

We have incurred net losses in each year since inception. Our net losses were $83.5 million, $45.7 million and $19.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $202.0 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, evorpacept, which include:

•	expenses incurred in connection with the preclinical and clinical development, including expenses incurred under agreements with contract research organizations, or CROs;
•	expenses incurred in connection with the preclinical and clinical development, including expenses incurred under collaboration agreements;
•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	expenses related to production of clinical materials, including fees paid to contract manufacturing organizations, or CMOs;
•	laboratory, vendor expenses and third-party drugs related to the execution of preclinical studies and clinical trials;
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies; and
•	acquired in-process research and development (IPR&D) related to our ScalmiBio acquisition.

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

Our research and development expenses consist primarily of costs associated with the development of our lead product candidate, evorpacept, and include external costs, such as fees paid to consultants, central laboratories, contractors, collaborators, CMOs and CROs in connection with our preclinical and clinical development activities.

Almost all of our research and development expenses to date related to the clinical development of our lead product candidate, evorpacept. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates and developing new product candidates.  As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research conducted internally and through the contract with Tallac Therapeutics, as further described in Note 11 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Research and development activities are essential to our business model. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact the success, cost or timing of our clinical development programs.

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

Cost of Services for Related-Party Revenue

We incurred costs associated with related-party contract research services including direct labor and associated employee benefits, laboratory supplies and other expenses with Tallac Therapeutics, which ceased as of July 1, 2020. These costs are recorded in cost of services for related-party transactions as a component of total operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Results of Operations and Net Loss

Comparisons of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Related-party revenue	$—	$1,182	$(1,182)	(100)%
Operating expenses
Research and development	60,170	28,961	31,209	108%
General and administrative	23,385	14,809	8,576	58%
Cost of services for related-party revenue	—	1,075	(1,075)	(100)%
Total operating expenses	83,555	44,845	38,710	86%
Loss from operations	(83,555)	(43,663)	(39,892)	91%
Interest expense	(13)	(811)	798	(98)%
Other income (expense), net	84	(404)	488	(121)%
Loss on early debt extinguishment	—	(621)	621	(100)%
Loss before income taxes	(83,484)	(45,499)	(37,985)	83%
Income tax benefit (provision)	21	(241)	262	(109)%
Net loss and comprehensive loss	(83,463)	(45,740)	(37,723)	82%
Cumulative dividends allocated to preferred stockholders	—	(5,202)	5,202	(100)%
Net loss attributable to common stockholders	$(83,463)	$(50,942)	$(32,521)	64%

Related-Party Revenue

Related-party revenue for the years ended December 31, 2021 and 2020 was zero and $1.2 million, respectively, which was generated solely from payments received for reimbursement of research and development expenses pursuant to the Research and Development Services Agreement with Tallac Therapeutics, or the Tollnine Agreement, as further described in Note 11 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The decrease of $1.2 million from 2020 to 2021 related to decreased fee-for-service hours provided to Tallac Therapeutics as a result of winding down the Tollnine Agreement, which was terminated on July 1, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Clinical and development costs	$41,033	$21,743	$19,290	89%
Personnel and related costs	8,471	4,504	3,967	88%
Stock-based compensation expense	5,211	2,551	2,660	104%
Other research and development costs	5,455	163	5,292	3,247%
Total research and development expenses	$60,170	$28,961	$31,209	108%

Research and development expenses for the year ended December 31, 2021 were $60.2 million, compared to $29.0 million for the year ended December 31, 2020. The increase of $31.2 million was primarily attributable to (i) an increase of $19.3 million in clinical and development costs due to $14.7 million higher clinical costs mainly associated with a higher number of active clinical trials and increased patient enrollment and other research costs in advancement of our current lead product candidate, evorpacept, $2.8 million related to collaborations, of which $2.1 million was related to the Tallac Collaboration, and $1.7 million related to regulatory expenses and other research costs, (ii) an increase of $5.3 million in other research and development costs due to $4.7 million of acquired in-process research and development that was immediately expensed related to the ScalmiBio acquisition, an increase of $0.3 million milestone payments triggered by the initiation of our Phase 2 trials and an increase of $0.1 million clinical trial insurance as we continue to initiate our trials, (iii) an increase of $4.0 million in personnel expense due to $2.3 million increase driven by headcount growth, our share of Tallac’s personnel expenses of $0.6 million related to the collaboration and, $0.5 million increase in recruiting expenses, and an $0.5 million retention bonus related to the ScalmiBio acquisition, and (iv) an increase of $2.7 million in stock-based compensation expense mainly due to an increase of $4.0 million in stock-based compensation expense driven by additional stock option awards granted in 2021 at higher fair values, offset by a decrease of $1.3 million expense as we modified stock option awards for former employees who transferred to Tallac Therapeutics in 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Personnel and related costs	$5,347	$4,893	$454	9%
Stock-based compensation expense	8,703	2,885	5,818	202%
Other general and administrative costs	9,335	7,031	2,304	33%
Total general and administrative expenses	$23,385	$14,809	$8,576	58%

General and administrative expenses for the year ended December 31, 2021 were $23.4 million, compared to $14.8 million for the year ended December 31, 2020. The increase of $8.6 million was primarily attributable to (i) an increase of $5.8 million in stock-based compensation expense driven by an increase of $6.2 million due to additional stock option awards granted in 2021 at higher fair values, offset by a decrease of $0.4 million as we recorded additional expense related to the modification of stock option awards for former employees in 2020, (ii) an increase of $2.3 million in other general and administrative costs primarily driven $1.1 million increase in directors and officers liability insurance premiums and $1.7 million increase in various other expenses including SEC filing related fees, SOX consulting, legal expenses, recruiting fees, information system related expenses, board service fees, and other expenses; partially offset by a decrease of $0.7 million in accounting and consulting service fees, which were higher in 2020 due to the IPO,  and (iii) an increase of $0.5 million personnel and related costs primarily driven $1.6 million increase by headcount growth, offset by a decrease of $1.1 million driven by special bonus in 2020 related to the IPO.

Cost of Services for Related-Party Revenue

Cost of services for related-party revenue for the years ended December 31, 2021 and 2020 was zero and $1.1 million, respectively. The decrease of $1.1 million from 2020 to 2021 was attributable to decreased fee-for-service hours provided to Tallac Therapeutics as a result of winding down the Tollnine Agreement, which was terminated on July 1, 2020.

Loss on Early Debt Extinguishment

For the year-ended December 31, 2020 we recognized a $0.6 million loss on early debt extinguishment, representing the difference between the reacquisition price of debt and the net carrying amount of the loan as of the date of the payoff.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of December 31, 2021, we had cash and cash equivalents of $363.7 million.

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

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $202.0 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In December 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agent in our at-the-market equity offering program, or the ATM Offering Program.

We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(68,101)	$(38,289)
Investing activities	(4,923)	610
Financing activities	2,472	462,881
Net (decrease) increase in cash and cash equivalents	$(70,552)	$425,202

Operating Activities

In the year ended December 31, 2021, cash used in operating activities of $68.1 million was attributable to a net loss of $83.5 million and a net change of $4.0 million in our operating assets and liabilities, partially offset by $19.4 million in non-cash charges. The change in operating assets and liabilities was due to $9.7 million increase in other assets primarily related to long-term prepaid clinical costs and $1.7 million increases in prepaid expenses and other current assets, offset by $7.3 million increase in accounts payable and other accrued liabilities primarily due to timing of invoice and payments. The non-cash charges consisted of stock-based compensation of $13.9 million, acquired in-process research and development of $4.7 million, and non-cash lease costs of $0.7 million.

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

Investing Activities

In the year ended December 31, 2021, cash used in investing activities was $4.9 million due to the acquisition of in-process research and development of $4.3 million and purchase of property and equipment of $0.7 million.

In the year ended December 31, 2020, cash provided by investing activities of $0.6 million was primarily related to proceeds from the sale of certain lab equipment and other assets.

Financing Activities

In the year ended December 31, 2021, cash provided by financing activities was $2.5 million, which were driven by $2.6 million proceeds from exercise of common stock under equity incentive plans and $0.2 million proceeds from issuance of common stock pursuant to employee stock purchase plan, offset by $0.3 million of principal payments on finance leases.

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

Contractual Obligations and Commitments

We have contractual obligations from our operating lease, manufacturing and service contracts and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of December 31, 2021 (in thousands):

	December 31, 2021
	Total	2022	2023 - 2024	2025 - 2026
Operating lease obligations (1)	$2,181	$519	$915	$747
Finance lease obligations (2)	720	432	288	—
Manufacturing and service contracts (3)	21,211	17,578	3,550	83
Total	$24,112	$18,529	$4,753	$830

(1)

The payments consist of (i) payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023, and (ii) payments due for the office space in South San Francisco, California under a single operating lease agreement that expires in 2026. See Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for details of related commitments.

(2)

Payments due for embedded finance leases related to a pharmaceutical support service contract. See Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for details of related commitments.

(3)

In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $20.7 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $0.5 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

We make significant judgments and estimates in determining the accrual balance at the end of each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in our reporting amounts that are too high or too low in any particular period. To assist in our estimates, we rely upon the receipt of timely and accurate reporting from our clinical and non-clinical studies and other third-party vendors. Through December 31, 2021, there have been no material differences from our accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, and the actual services performed, and related costs may vary from our estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect its financial position and results of operations.

Stock-Based Compensation

Stock-based compensation expense represents the grant-date fair value of awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The grant-date fair value of restricted stock units is the fair value of the underlying stock on the award’s grant date. For stock options and shares purchased under our Employee Stock Purchase Plan, or ESPP, we estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model.

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

We issue incentive and non-statutory stock options under the 2020 Amended and Restated Equity Incentive Plan, or 2020 Plan, to certain directors, officers, employees and consultants in consideration for services provided to us. To date, all incentive stock options have provided for vesting over a four year period from either the date of grant or the commencement of service. To date, all non-statutory stock options have provided for vesting over periods ranging from one to four years from either the date of grant or commencement of service. To date, all non-statutory stock options have been granted to directors and vest over a one year or a three year period from the award's date of grant, or the date of the Company’s next annual meeting of stockholders that occurs following the date of grant. New grants issued under the 2020 Plan do not allow the option holders to exercise their options prior to vesting.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2021, we had cash and cash equivalents of $363.7 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Financial Institution Risk

Substantially all of our cash and cash equivalents is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2021, we had $363.4 million in excess of this insured limit.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ALX Oncology Holdings Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ALX Oncology Holdings Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of clinical accruals

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has accrued clinical and nonclinical study costs of $4,125 thousand, which includes accrued contract research organization costs. The Company accrues the costs incurred under agreements with contract research organizations (CROs) based on estimates of clinical activities completed to date in accordance with the respective agreements. The Company determines the estimated costs incurred through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

We identified the assessment of clinical accruals as a critical audit matter. Specifically, assessing the estimate of clinical activities completed to date required a higher degree of auditor judgment. Changes to the estimate of clinical activities completed to date could have had a significant impact on the amount of accrued clinical costs recorded by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to clinical accruals. This included controls related to the estimation of the clinical activities completed to date. For a sample of the Company’s clinical accruals, we assessed the Company’s estimate of the related activities completed to date by: (1) inquiring of Company personnel responsible for overseeing the respective clinical activities to understand their progress; (2) inspecting correspondence received by the Company from CROs, if any, and comparing the reported information to the Company’s estimate; and (3) inspecting the terms of the contract and any executed change orders, including the timeline and budget, and comparing them to the Company’s estimate of clinical activities completed to date.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
February 28, 2022

ALX ONCOLOGY HOLDINGS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$363,667	$434,219
Prepaid expenses and other current assets	3,352	1,773
Total current assets	367,019	435,992
Property and equipment, net	897	52
Other assets	12,267	10
Total assets	$380,183	$436,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,764	$4
Payable and accrued liabilities due to related party	1,630	72
Accrued expenses and other current liabilities	9,901	6,128
Total current liabilities	15,295	6,204
Other non-current liabilities	1,839	5
Total liabilities	17,134	6,209
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 40,587,067 and 39,844,522 shares issued and outstanding as of December 31, 2021 and 2020, respectively	41	40
Additional paid-in capital	564,993	548,327
Accumulated deficit	(201,985)	(118,522)
Total stockholders’ equity	363,049	429,845
Total liabilities and stockholders’ equity	$380,183	$436,054

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Related-party revenue	$—	$1,182	$4,796
Operating expenses:
Research and development	60,170	28,961	16,306
General and administrative	23,385	14,809	3,313
Cost of services for related-party revenue	—	1,075	4,360
Total operating expenses	83,555	44,845	23,979
Loss from operations	(83,555)	(43,663)	(19,183)
Interest expense	(13)	(811)	(21)
Other income (expense), net	84	(404)	(5)
Loss on early debt extinguishment	—	(621)	—
Loss before income taxes	(83,484)	(45,499)	(19,209)
Income tax benefit (provision)	21	(241)	(34)
Net loss and comprehensive loss	(83,463)	(45,740)	(19,243)
Cumulative dividends allocated to preferred stockholders	—	(5,202)	(4,028)
Net loss attributable to common stockholders	$(83,463)	$(50,942)	$(23,271)
Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(2.76)	$(7.56)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	40,308,050	18,485,343	3,076,461

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	9,297,081	$60,933	3,161,747	$3	$1,758	$(53,539)	$(51,778)
Issuance of convertible preferred stock, net of issuance costs	1,016,727	9,430	—	—	—	—	—
Issuance of common stock under equity incentive plans	—	—	5,199	—	10	—	10
Vesting of early exercised stock options	—	—	—	—	75	—	75
Stock-based compensation	—	—	—	—	297	—	297
Net loss	—	—	—	—	—	(19,243)	(19,243)
Balance as of December 31, 2019	10,313,808	70,363	3,166,946	3	2,140	(72,782)	(70,639)
Issuance of convertible preferred stock, net of issuance costs	11,055,966	104,680	—	—	—	—	—
Reclassification of warrants from liability to equity	—	—	—	—	1,019	—	1,019
Conversion of convertible preferred stock into common stock	(21,369,774)	(175,043)	21,369,774	21	175,022	—	175,043
Cumulative dividends	—	—	2,564,759	3	(3)	—	—
Issuance of common stock in connection with equity offerings, net of underwriter discounts and issuance costs	—	—	12,512,000	13	364,387	—	364,400
Issuance of common stock upon net exercise of warrants	—	—	48,932	—	—	—	—
Issuance of common stock under equity incentive plans	—	—	182,111	—	299	—	299
Vesting of early exercised stock options	—	—	—	—	27	—	27
Stock-based compensation	—	—	—	—	5,436	—	5,436
Net loss	—	—	—	—	—	(45,740)	(45,740)
Balance as of December 31, 2020	—	—	39,844,522	40	548,327	(118,522)	429,845
Issuance of common stock under equity incentive plans	—	—	734,922	1	2,550	—	2,551
Issuance of common stock under employee stock purchase plan	—	—	7,623	—	202	—	202
Stock-based compensation	—	—	—	—	13,914	—	13,914
Net loss	—	—	—	—	—	(83,463)	(83,463)
Balance as of December 31, 2021	—	$—	40,587,067	$41	$564,993	$(201,985)	$363,049

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Operating activities
Net loss	$(83,463)	$(45,740)	$(19,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	202	429
Non-cash lease costs	685	—	—
Acquired in-process research and development	4,739	—	—
Stock-based compensation	13,914	5,436	297
Amortization of term loan discount and issuance costs	—	421	11
Changes in fair value of compound derivative liability and warrants	—	650	—
Gain on assignment of lease	—	(126)	—
Loss on early debt extinguishment	—	621	—
Changes in operating assets and liabilities
Receivables due from related-party	—	536	396
Prepaid expenses and other current assets	(1,662)	(1,514)	744
Other assets	(9,682)	(10)	7
Accounts payable	3,290	(3,744)	2,976
Payable and accrued liabilities due to related party	1,419	—	—
Accrued expenses and other current liabilities	3,306	4,983	134
Other non-current liabilities	(698)	(4)	—
Net cash used in operating activities	(68,101)	(38,289)	(14,249)
Investing activities	—	—	—
Purchase of property and equipment	(666)	(31)	(353)
Acquisition of in-process research and development	(4,257)	—	—
Proceeds from assets held for sale	—	641	—
Net cash provided by (used in) investing activities	(4,923)	610	(353)
Financing activities
Proceeds from common stock offerings, net	—	368,256	—
Payments of offering costs	—	(3,848)	—
Proceeds from exercise of stock options under equity incentive plan	2,551	299	10
Proceeds from issuance of common stock pursuant to employee stock purchase plan	202	—	—
Proceeds from issuance of convertible preferred stock, net		104,680	9,430
Principal payments on finance leases	(281)	—	—
Proceeds from issuance of term loan, net	—	—	5,917
Cash paid for early debt extinguishment	—	(6,506)	—
Net cash provided by financing activities	2,472	462,881	15,357
Net increase (decrease) in cash and cash equivalents	(70,552)	425,202	755
Cash and cash equivalents at beginning of year	434,219	9,017	8,262
Cash and cash equivalents at end of year	$363,667	$434,219	$9,017
Supplemental disclosure
Cash paid for interest	$11	$427	$—
Cash paid for taxes	$274	$47	$—
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$27	$75
Purchase of property and equipment in accounts payable and accrued expenses	$237	$7	$—
Acquisition of in-process research and development in accounts payable and accrued expenses	$482	$—	$—
Debt issuance costs in accounts payable	$—	$—	$95
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$175,043	$—
Accumulated dividend on convertible preferred stock	$—	$3	$—
Right-of-use asset acquired under operating leases	$1,780	$—	$—
Right-of-use asset acquired under finance leases	$776	$—	$—

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

The Company owns subsidiaries, consisting of ALX Oncology Limited, incorporated in Ireland; ALX Oncology Inc., incorporated in the United States, Alexo International Holdings Ltd, incorporated in Malta; ScalmiBio, Inc., incorporated in the United States, Alexo Therapeutics International, incorporated in the Cayman Islands, which is a wholly-owned subsidiary of Alexo International Holdings Ltd., and Sirpant Therapeutics, incorporated in the Cayman Islands, which is a wholly-owned subsidiary of Alexo Therapeutics International, or collectively, the Subsidiaries.

As of December 31, 2021, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

Reclassifications

Certain reclassifications have also been made within the consolidated balance sheet as of December 31, 2020 to conform to the current year presentation. The Company reclassified approximately $0.1 million out of accrued expenses and other current liabilities into payable and accrued liabilities due to related-party. Total current liabilities as of December 31, 2020 did not change as a result of these reclassifications.

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

Cash and Cash Equivalents

The Company holds its cash and cash equivalents in checking and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts that are stated at cost, which approximate fair value.

Concentration of Credit Risk, Credit Losses and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits, and invests in money market funds. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents. The Company believes that the institutions are financially stable and, accordingly, minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. Maintenance and repairs are charged to the consolidated statement of operations and comprehensive loss as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the equity financing.

Leases

On January 1, 2021, the Company adopted Accounting Standards Update No. 2016-02, Leases, Topic 842, or Accounting Standards Codification (ASC) 842, using the alternative modified transition method, which applies the standard as of the adoption date. Results and disclosure requirements for reporting periods beginning after January 1, 2021 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the historical accounting under ASC 840.

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

The Company elected to apply each of the practical expedients described in ASC 842 which allow companies (i) not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs, (ii) combine lease and non-lease components for all underlying assets groups, and (iii) not recognize ROU assets or lease liabilities for short term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded impairment of any long-lived assets.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

As part of the Company’s consideration as to whether the Company has entered into a contract with a customer, it considers whether it is probable that it will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of ASC 606, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to nonemployees and entities that conduct certain research and development activities on behalf of the Company and expenses incurred in connection with license agreements. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and recorded in prepaid expenses and other current assets, and then expensed as the related goods are delivered or the services are performed.

Asset Acquisition including Acquired In-Process Research and Development Expenses

When determining whether a transaction gives rise to an acquisition of a business or asset group, the Company applies a screening test to determine whether substantially all of the fair value of the gross assets acquired in the transaction is concentrated in a single identifiable asset or group of similar identifiable assets. If so, then the assets are not considered a business and the transaction is accounted for as an asset acquisition.

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the asset or group of assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions or transactions to license intellectual property. In an asset acquisition, the cost allocated to acquired in-process research and development (IPR&D) with no alternative future use is recognized as an expense on the acquisition date.

When a transaction is accounted for as an asset acquisition, an in-process research and development, or IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D that have no alternative use are expensed.

Upfront and milestone payments made related to an asset acquisition are accrued for and expensed when the achievement of the milestone is considered probable.

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

The Company makes significant judgments and estimates in determining the accrual balance at the end of each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. To assist in its estimates the Company relies upon the receipt of timely and accurate reporting from its clinical and non-clinical studies and other third-party vendors. Through December 31, 2021, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, and the actual services performed, and related costs may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.

Stock-based Compensation Expense

The Company incurs stock-based compensation expense primarily from stock options, restricted stock units, and ESPP purchase rights.

The Company estimates the fair value of stock options granted to employees, directors and non-employees and ESPP purchase rights using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying common stock on the date of grant. Prior to the Company’s initial public offering, the fair value of the common stock underlying the stock-based awards was determined on each grant date by the board of directors, with input from management, considering the most recently available third-party valuation of common shares. The grant-date fair value of restricted stock units is the fair value of the underlying stock on the award’s grant date. The Company uses the straight-line method to allocate compensation expense to reporting periods over the requisite service period, which is generally the vesting period. The Company accounts for the effect of forfeitures as they occur.

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Foreign Currency Transactions

The functional currency of the Company’s operation and each of its subsidiaries is U.S. dollars. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the consolidated statement of operations and comprehensive loss and recorded in other expense, net, and were immaterial for the years December 31, 2021, 2020 and 2019.

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

Deferred income taxes comprise the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit.

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

The Company applies the two-class method to compute basic and diluted net loss per share when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all net loss for the period had been distributed. The Company’s convertible preferred stock participated in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities were not required to participate in the losses of the Company, and therefore during periods of loss there was no allocation required under the two-class method. Upon the consummation of the Company’s initial public offering in July 2020, all shares of convertible preferred stock outstanding and accrued cumulative dividends automatically converted into common stock.

Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Topic 842, Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both operating and finance leases. ASU No. 2016-02 also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In June 2020, the FASB issued ASU No. 2020-05, which extended the effective date of ASU No. 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASC 842 on January 1, 2021 using the alternative modified transition method, which applies the standard as of the adoption date and therefore, the Company has not applied the standard to the comparative periods presented in the Company's financial statements. The Company elected the following practical expedients:

(i)	not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs;
(ii)	combine lease and non-lease components
(iii)	not to recognize ROU assets or lease liabilities for short term leases

As a lessee, the primary impact of the adoption of ASC 842 was the recognition of operating and finance lease ROU assets of $0.3 million and $0.2 million, respectively, and operating and finance lease liabilities of $0.3 million and $0.2 million, respectively, as of January 1, 2021. ROU assets are presented within other assets, current lease liabilities are presented within accrued expenses and other current liabilities, and non-current lease liabilities are presented within other non-current liabilities on the consolidated balance sheet. See Note 6 "Leases" for additional details.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, Topic 740: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU 2019-12 is effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company adopted this standard as of January 1, 2021 on a prospective basis and there was no material impact on its consolidated financial statements and disclosures as a result of the adoption.

(3) ACQUISITION OF ASSETS AND OWNERSHIP

On October 4, 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc., or ScalmiBio, as the Company expands its pipeline with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform. Under the terms of the stock purchase agreement, the Company made an initial payment to the stockholders of ScalmiBio at closing on October 4, 2021 of approximately $4.5 million in cash, net of certain expenses and adjustments, and will make an additional payment of $2.0 million at the one-year anniversary of the transaction subject to ScalmiBio employee remaining employed with the Company at the anniversary date. This additional payment will be recorded as compensation expense in the Company’s statement of operations and comprehensive loss over the one-year period. In addition, the Company has agreed to pay up to $35.0 million, in aggregate, in certain milestones based on the clinical development of the acquired ScalmiBio technology and has also agreed to pay a low single digit royalty on net sales of any products developed from the ScalmiBio acquired technology for a defined term.  The Company has the option to buy-out the royalty payment, prior to the first marketing approval of the developed product.

The Company’s CEO and President, who is also a director, was also a director of ScalmiBio prior to the acquisition, and owned 31.7% of ScalmiBio stock. As a result, he received or will receive a proportional share of the consideration to ScalmiBio stockholders as described above. He also received approximately $87,000 out of the closing proceeds for the repayment of a note and accrued interest for a loan to ScalmiBio. Given his interest in the ScalmiBio acquisition, the Company’s audit committee approved the acquisition under its related-party transaction policy and the Company’s CEO recused himself from the negotiation and approval of the transaction.

To determine the accounting for this transaction under ASC 805 Business Combinations, an assessment was made as to whether an integrated set of assets and activities should be accounted for as a business combination or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not considered a business. The Company concluded that substantially all of the fair value is concentrated in a group of similar identifiable assets. Pursuant to asset acquisition accounting, acquired IPR&D with no alternative future use is expensed at acquisition. Accordingly, $4.7 million including $0.2 million of legal and other professional fees related to the acquisition, was recognized in “Research and development” expenses in the consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents are stated at cost which approximate their respective fair values on the Company’s consolidated balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets.

The following table sets forth the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$357,181	$—	$—	$357,181

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial assets
Cash equivalents
Money market funds	$424,115	$—	$—	$424,115

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of December 31, 2021 and 2020.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2021 and 2020.

The carrying values of the Company’s financial instruments, such as accounts payable and accrued expenses and other current liabilities, approximated fair value due to the short-term nature of these items.

(5) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory Equipment	$324	$—
Computer hardware and software	241	63
Leasehold improvements	229	5
Furniture and fixtures	166	9
Property and equipment, gross	960	77
Less: accumulated depreciation and amortization	(63)	(25)
Property and equipment, net	$897	$52

Depreciation and amortization expense was nominal, $0.2 million and $0.4 million for years ended December 31, 2021, 2020 and 2019, respectively.

In July 2020, the Company transferred certain lab equipment and other assets to Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc., or Tollnine), or Tallac Therapeutics, a related-party (Note 11), in exchange for $0.6 million.

Other Assets

The following table presents the components of other assets, net as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
.	2021	2020
Long-term prepaid clinical expenses	$6,694	$—
Long-term prepaid contract manufacturing costs	2,854	—
Operating lease right-of-use assets	1,829	—
Finance lease right-of-use assets	746	—
Deposits	144	10
	$12,267	$10

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Accrued clinical and nonclinical study costs	$4,125	$1,401
Accrued compensation and related expenses	3,294	1,974
Accrued professional fees	790	300
Accrued contract manufacturing	693	2,123
Finance lease liabilities, current	429	—
Operating lease liabilities, current	313	—
Other	257	151
Accrued federal income tax	—	179
Total accrued expenses and other current liabilities	$9,901	$6,128

(6) LEASES

In 2017, the Company entered into a lease agreement for office space for a period of five years and four months, commencing February 1, 2018 and ending May 31, 2023. In July 2020, the Company (i) assigned to Tallac Therapeutics, Inc., or Tallac Therapeutics, a related party, the Company’s lease with respect to the premises located at 866 Malcolm Road, Burlingame, California, and (ii) entered a sub-lease agreement for the same premise from Tallac Therapeutics. The sub-lease is an operating lease. As of December 31, 2021, the Company had approximately $0.2 million right-of-use asset and lease liability related to this lease.

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

In May 2021, the Company entered into a lease agreement for office space totaling approximately 10,000 square feet at 323 Allerton Avenue, South San Francisco, California. The term of the lease is from July 5, 2021 to August 31, 2026, with early entry date of June 6, 2021. The lease does not provide an option to extend after it expires. The total lease payments for the life of the lease is approximately $2.0 million. The Company obtained the right to direct the usage of the office space on the early entry date, and therefore considered June 6, 2021 as the lease commencement date. The lease was evaluated as an operating lease. As of December 31, 2021, the Company had a ROU asset and lease liability of approximately $1.6 million and $1.8 million, respectively, related to this lease.

The ROU assets recorded under the operating lease and finance lease were $1.8 million and $0.7 million, respectively, at December 31, 2021. The amounts were included in the other assets on the consolidated balance sheet.

The following table presents the maturities and balance sheet information of the Company's operating and finance lease liabilities as of December 31, 2021 (in thousands, except lease term and discount rate):

	December 31, 2021
	Operating Leases	Finance Leases
2022	$519	$432
2023	482	288
2024	433	—
2025	446	—
Thereafter	301	—
Total lease payments	2,181	720
Less: imputed interest	(166)	(11)
Total lease liabilities	$2,015	$709

Lease liabilities: current (i)	$457	$429
Lease liabilities: non-current (ii)	1,558	280
Total lease liabilities	$2,015	$709

Weighted average remaining lease term (in years)	4.3	1.7
Weighted average discount rate	3.5%	1.7%

(i)

Current lease liabilities are presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party of $0.7 million and $0.1 million, respectively, on the consolidated balance sheet.

(ii)	Non-current lease liabilities are presented within other non-current liabilities on the consolidated balance sheet, which includes $0.1 million due to Tallac Therapeutics.

The following table presents the components of lease costs (in thousands):

Year Ended December 31, 2021
Operating lease cost	$360
Variable lease cost and other, net (i)	84
Finance lease cost
Amortization of right-of-use assets	369
Interest	13
Total lease cost	$826

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

The following table presents supplemental cash flow information related to leases:

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243
Operating cash flows from finance leases	$11
Financing cash flows from finance leases	$281
Right-of-use asset acquired under leases
Operating leases	$1,780
Finance leases	$776

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

Rent expense was $0.6 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

(7) TERM LOAN

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

In conjunction with the Loan Agreement, the Company issued warrants to purchase Series B convertible preferred stock to SVB and WestRiver, and recorded a warrant liability of approximately $0.4 million at the date of issuance. The Company also determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting, and recorded a term loan compound derivative liability of approximately $51,000. The Company measured its Series B convertible preferred stock warrant liability and term loan compound derivative liability at fair value on a recurring basis, which were classified as Level 3 liabilities. During the year ended December 31, 2020, the increase in fair value in warrant liability was approximately $658,000. During the year ended December 31, 2020, the decreases in fair value in compound derivative liability was approximately $8,000. Those amounts were recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company reclassified the preferred stock warrant liability balance into additional paid-in capital in July 2020 with no further re-measurement required, as the common stock warrants are considered permanent equity effective with the completion of the initial public offering. The compound derivative liability was extinguished upon the extinguishment of the host instrument in December 2020.

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock and 100,000,000 shares of undesignated preferred stock. As of December 31, 2021 and 2020, the Company had 40,587,067 and 39,844,522 shares of common stock outstanding, respectively.

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

Common stock reserved for future issuance as of December 31, 2021 consists of the following:

December 31,
2021
Stock options issued and outstanding	5,128,639
Restricted stock units issued and outstanding	15,075
Remaining shares available for future issuance under equity incentive plan	3,407,898
Employee Stock Purchase Plan shares authorized for future issuance	790,822
Total	9,342,434

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

(9) STOCK-BASED COMPENSATION

Equity Incentive Plans

2015 Share Award Scheme

During 2015, the Company adopted an equity compensation plan, the 2015 Share Award Scheme, or the 2015 Share Award Scheme, for eligible employees, officers, directors, advisors, and consultants. The 2015 Share Award Scheme provided for the grant of incentive and non-statutory share options. The 2015 Share Award Scheme permitted the Company to grant up to 2,143,117 shares of common stock pursuant to awards granted thereunder, including incentive share options, non-statutory share options, conditional share awards and restricted share awards.

2020 Equity Incentive Plan

On April 1, 2020, the Board of Directors approved a new equity incentive plan, or the 2020 Equity Incentive Plan, that replaced the 2015 Share Award Scheme. The 2020 Equity Incentive Plan permitted the issuance of up to 4,379,139 shares of the Company’s common stock pursuant to awards granted under it, and authorized the award of stock options, restricted stock awards, stock appreciation rights and restricted stock units to employees, directors, and consultants.

2020 Amended and Restated Equity Incentive Plan

In July 2020, the Company adopted the Amended and Restated 2020 Equity Incentive Plan, or the 2020 Plan. The 2020 Plan replaced the Company’s 2020 Equity Incentive Plan and a total of 7,874,862 shares were reserved under the 2020 Plan.

The terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2020 Plan. The term of the options generally expire, upon the earliest of (i) termination of continuous service for cause (ii) three months after the termination of continuous service for reasons other than cause, death or disability (iii) twelve months after the termination of continuous service due to disability (iv) eighteen months after the employee’s death if the employee died during the period of continuous service (v) expiration date in the grant notice or (vi) the day before the tenth anniversary of the date of grant. The per share exercise price of the incentive share options must equal at least the fair market value of a share underlying such options on the date of grant.

All awards that are canceled, forfeited or expired are returned to the 2020 Plan and are available for grant in conjunction with the issuance of new awards. Share options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over an agreed service period, usually four years. Certain share options granted under the 2020 Plan provide option holders the right to elect to exercise unvested options in exchange for common stock. Such unvested common stock is subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the underlying repurchase right expires. These repurchase terms are considered to be a forfeiture provision. The cash received from employees for exercise of unvested options is treated as a refundable deposit and is classified as a liability on the consolidated balance sheets. At December 31, 2020, there were unvested early exercised options covering an aggregate of 63 shares and the liability related to these unvested options was approximately $0. At December 31, 2021, there was no such unvested early exercised options and related liability.

Stock Option Modification

In connection with the transfer of employees to Tallac Therapeutics, Dr. Hong Wan, the Company’s former Chief Scientific Officer, and eight of the Company’s employees, or Transferred Employees, terminated their employment with the Company effective as of June 30, 2020 and became employees of Tallac Therapeutics effective as of July 1, 2020. The options to purchase shares of the Company’s common stock that were previously granted to the Transferred Employees will continue to vest and be exercisable subject to the Transferred Employees remaining service providers to the Company under the original terms of the award. The Company evaluated the change in status from an employee to a consultant in accordance with ASC 718. While the Company concluded that the change in status did not affect the vesting condition or the classification of the initial awards, the significant reduction in the level of services that the grantees were expected to provide under the original awards as compared to the level of services expected under the Tallac Services Agreement will no longer meet the substantive service condition requirements and therefore the compensation cost for the unvested awards was recognized immediately with no future service requirement. In September 2020, in connection with the resignation of the Company’s former Chief Business Officer and the entry into a consulting agreement with him, the Company evaluated the change in status from an employee to a consultant in accordance with ASC 718. While the Company concluded that the change in status did not affect the vesting condition or the classification of the initial awards, the significant reduction in the level of services that the grantee was expected to provide under the original awards as compared to the level of services expected under the consulting agreement will no longer meet the substantive service condition requirements and therefore the compensation expense for the unvested awards expected to vest during the consultancy was recognized immediately with no future service requirement. The Company recorded $1.7 million in stock-based compensation expenses related to the modifications for the year ended December 31, 2020.

Employee Stock Purchase Plan

In July 2020, the Board of Directors and stockholders approved the ALX Oncology Holdings Inc. 2020 Employee Stock Purchase Plan, or the ESPP. The ESPP allows eligible employees to have up to 15 percent of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 3,000 shares in an offering period, whichever is less. An offering period consists of a six-month purchase period, with a look back feature to our stock price at the commencement of the offering period. Eligible employees can purchase the Company’s common stock at the end of the offering period at 85% of the lower of the closing price of our common stock on The Nasdaq Global Select Market on the first and last day of the offering period.

The initial number of shares of common stock available for issuance under the ESPP, was 400,000. Unless the Board of Directors provides otherwise, beginning on January 1, 2021, the maximum number of shares which shall be made available for sale under the ESPP will automatically increase on the first day in January of each calendar year (i.e., the first day of our fiscal year) during the term of the ESPP by an amount equal to the least of:

•	800,000 shares;
•	one percent of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or
•	such number of shares as our board of directors may determine no later than the last day of our immediately preceding fiscal year.

Accordingly, on January 1, 2021, the number of shares available under the ESPP was increased by 398,445 shares. As of December 31, 2021, 7,623 shares of common stock have been purchased under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 790,822.

Shares Available for Grant

The following table provides a summary of share option and restricted stock unit activity under the 2020 Plan:

Shares Available to Grant

Outstanding at December 31, 2020	2,835,445
Authorized	1,593,781
Granted	(1,447,470)
Canceled/forfeited	426,142
Outstanding at December 31, 2021	3,407,898

Stock Option Activity

The following table provides a summary of share option activity under the Plan and related information:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	4,857,308	$8.94	8.86	$375,270
Authorized
Granted	1,432,395	60.21
Exercised	(734,922)	3.47
Canceled/forfeited	(426,142)	10.62
Outstanding at December 31, 2021	5,128,639	$23.91	8.28	$49,745
Exercisable at December 31, 2021	3,143,797	$7.88	7.66	$48,625

The aggregate intrinsic values represent the total pre-tax intrinsic value, of options outstanding and exercisable calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2021 and 2020. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 were $48.1 million, $4.4 million and immaterial, respectively.

Stock Option Valuation Assumptions

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock options at the date of the grant, and stock-based compensation is adjusted for actual forfeitures as they occur. The fair value of each option grant during the years ended December 31, 2021, 2020 and 2019 was estimated with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.3 - 6.1	5.8 - 6.1	4.4 - 6.0
Risk-free interest rate	0.8% - 1.4%	0.3% - 0.8%	1.7% - 2.1%
Expected dividend rate	-	-	-
Expected stock price volatility	79.7% - 86.9%	78.7% - 89.0%	75.2% - 80.5%

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

Fair Value. Historically, for all periods prior to our initial public offering, the fair value of the shares of common stock underlying our stock option was determined by the Company’s board of directors. Because there was no public market for the Company’s common stock, the board of directors determined fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors the board of directors deemed relevant to such determination. Since the completion of our initial public offering, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

Restricted Stock Unit Activity

The following table provides a summary of restricted stock unit activity under the Plan and related information:

	Outstanding RSUs
	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Restricted stock units as of December 31, 2020	—	$—
Granted	15,075	58.56
Vested	—	—
Canceled/forfeited	—	—
Restricted stock units as of December 31, 2021	15,075	$58.56	1.83	$324

Stock-based Compensation Expenses

Stock options granted are measured based on the grant-date fair value estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted stock units is the fair value of the underlying stock on the award’s grant date. Compensation expense is recognized over the vesting period of the applicable awards on a straight-line basis. The weighted-average grant-date fair value per share for stock options granted during the years ended December 31, 2021, 2020 and 2019 was $42.29, $7.74 and $1.27, respectively. The grant date-fair value per share for restricted stock units during 2021 was $58.56. There were no restricted stock units granted in 2020 and 2019.

Stock-based compensation expense includes stock options and restricted stock units and has been reported in the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	2021	2020	2019
Research and development	$5,211	$2,551	$105
General and administrative	8,703	2,885	33
Cost of services for related-party revenue	—	—	159
	$13,914	$5,436	$297

As of December 31, 2021, there was unrecognized share-based compensation expense of $68.7 million, related to unvested share options which the Company expects to recognize over a weighted-average period of 2.8 years. There was unrecognized share-based compensation expense of $0.8 million, related to unvested restricted stock units which the Company expects to recognize over a weighted-average period of 3.6 years.

(10) INCOME TAXES

The U.S. domestic and international components of pre-tax loss for the years ending December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(30,565)	$(9,457)	$813
International	(52,919)	(36,042)	(20,022)
Loss before income taxes	$(83,484)	$(45,499)	$(19,209)

The federal and state provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision for income taxes:
Federal	$(21)	$239	$33
State	—	2	1
International	—	—	—
Total current	(21)	241	34
Deferred tax provision:
Federal	—	—	—
State	—	—	—
International	—	—	—
Total deferred	—	—	—
Provision for income taxes	$(21)	$241	$34

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

A reconciliation of the U.S. federal statutory income tax rate to the effective tax for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
At federal statutory income tax rate	$(17,532)	$(9,555)	$(4,034)
State income taxes	(105)	(3,098)	(1,875)
Stock-based compensation	(4,031)	(5)	60
Research & Development credits	(2,131)	(512)	(861)
Change in valuation allowance	11,476	5,710	3,733
Other	172	321	75
Foreign rate differential	11,032	7,380	3,886
Prior period true ups	1,098	—	(950)
Provision for income taxes	$(21)	$241	$34

Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Loss carryforwards	$15,407	$7,283
Research & other credits	5,325	2,861
Other	16	76
Accrued expenses	529	383
Stock options	1,530	696
Lease Liabilities	542	—
Total deferred tax assets	23,349	11,299
Deferred tax liabilities:
Fixed assets	73	11
Lease ROU assets	541	—
Total deferred tax liabilities	614	11
Valuation allowance	(22,735)	(11,288)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $11.4 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2021 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$47,142	Do Not Expire
Net operating losses, state	$68,993	2038-2040
Tax credits, federal	$3,885	2039-2041
Tax credits, state	$3,236	N/A
Net operating losses, foreign	$5,509	N/A

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

Unrecognized Tax Benefits

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company will file income tax returns in the U.S. federal and California jurisdiction, which is not currently under exam, and all years since inception are opened to examination.

The unrecognized tax benefits as of December 31, 2021, 2020 and 2019 were $1.2 million, $0.8 million and $0.7 million, respectively. Future changes in the unrecognized tax benefits will not impact the effective tax rate due to the Company's full valuation allowance.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$842	$692	$418
Additions/reversals based on tax positions of prior years	(69)	(64)	2
Additions based on tax positions related to the current year	494	240	272
Lapses in statutes of limitations	(50)	(26)	—
Balance at end of year	$1,217	$842	$692

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2021, 2020 and 2019, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

(11) RELATED-PARTY TRANSACTIONS

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

The Company recognized related-party revenues of zero, $1.2 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, under the Tollnine Agreement. Effective as of July 1, 2020, the Company terminated the Tollnine Agreement and entered into the Tallac Services Agreement with Tallac Therapeutics.

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac Therapeutics will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac Therapeutics plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development costs within the consolidated statement of operations and comprehensive loss. The Company has recorded $0.8 million and $0.6 million as research and development costs for the year ended December 31, 2021 and December 31, 2020.

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

The Company accounts for research and development, or R&D, costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the year ended December 31, 2021, the Company recorded $2.8 million in R&D expenses related to the collaboration.

The Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of December 31, 2021, the Company had $1.4 million of accrued expenses due to Tallac which was presented within the payable and accrued liabilities due to related party on the consolidated balance sheet.

Acquisition of assets and ownership of ScalmiBio

On October 4, 2021, the Company entered into a stock purchase agreement with ScalmiBio. The Company’s CEO and President, who is a director, was also a director of ScalmiBio prior to the acquisition, and owned 31.7% of ScalmiBio stock. Refer to Note 3 Acquisition of assets and ownership for additional discussion.

Transfer of assets to Tallac Therapeutics

In July 2020, the Company transferred certain lab equipment and other assets to Tallac Therapeutics in exchange for $0.6 million.

Operating sub-lease agreement with Tallac Therapeutics

The Company leases office space in Burlingame, California under a single operating sub-lease agreement with Tallac Therapeutics. Refer to Note 6 Leases for additional discussion.

(12) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(83,463)	$(45,740)	$(19,243)
Less: cumulative preferred dividends allocated to preferred stockholders	—	(5,202)	(4,028)
Net loss attributable to common stockholders	$(83,463)	$(50,942)	$(23,271)
Denominator:
Weighted-average shares of common stock outstanding	40,308,050	18,485,343	3,076,461
Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(2.76)	$(7.56)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the years ended December 31, 2021, 2020 and 2019, because including them would have been anti-dilutive:

	December 31,
	2021	2020	2019
Convertible preferred stock	—	—	10,313,808
Warrants to purchase convertible preferred stock	—	—	61,292
Common stock subject to repurchase	—	63	34,024
Options issued and outstanding	5,128,639	4,857,308	1,183,745
Restricted stock units issued and outstanding	15,075	—	—
	5,143,714	4,857,371	11,592,869

(13) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2021.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the years ended December 31, 2021, 2020 and 2019, the Company had no pending or threatened litigation.

License Agreements

In March 2015, the Company entered into a license agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to the Company’s current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2021.

In June 2016, the Company entered into a license agreement with Selexis SA, or Selexis, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents, know-how and other intellectual property, to use Selexis generated cell lines to manufacture evorpacept, and to make, use and sell licensed product containing such compound in all fields of use. The Company paid Selexis a nominal one-time fee and will pay Selexis an annual maintenance fee. The Company also agreed to pay Selexis milestone payments up to an aggregate of 1.2 million Swiss Francs in respect of all licensed products developed and/or commercialized under the grant that successfully satisfies certain milestone events. The Company recorded a milestone payment of $0.1 million during the year ended December 31, 2021.

In March 2017, the Company entered into an agreement with Crystal Bioscience Inc. (now a subsidiary of Ligand Pharmaceuticals Incorporated), or Crystal, under which the Company obtained an assignment of certain patents, covering certain SIRPα antibodies. Under this agreement, the Company also received a worldwide, royalty-bearing non-exclusive license, with the right to grant sublicenses through multiple tiers of sublicenses, under certain of Crystal’s background patents and know-how necessary to commercialize the rights under the assigned patents. The Company agreed to pay Crystal milestone payments up to $11.1 million in respect of all licensed products developed under the assigned patents, that successfully satisfy certain clinical and regulatory milestones, each milestone being paid only once for all products. No milestone payments have been recorded as of December 31, 2021.

Other Contractual Obligations and Other Commitments

We have contractual obligations from our operating lease, manufacturing and service contracts and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of December 31, 2021 (in thousands):

	December 31, 2021
	Total	2022	2023 - 2024	2025 - 2026
Operating lease obligations (1)	$2,181	$519	$915	$747
Finance lease obligations (2)	720	432	288	—
Manufacturing and service contracts (3)	21,211	17,578	3,550	83
Total	$24,112	$18,529	$4,753	$830

(1)

The payments consist of (i) payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023, and (ii) payments due for the office space in South San Francisco, California under a single operating lease agreement that expires in 2026. See Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for details of related commitments.

(2)

Payments due for embedded finance leases related to a pharmaceutical support service contract. See Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for details of related commitments.

(3)

In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $20.7 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $0.5 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(14) SUBSEQUENT EVENTS

On February 7, 2022, the Company entered into a new lease, totaling approximately 11,074 square feet of office and laboratory space located in Palo Alto, California. The lease consists of two premises with a term of 96 months from their respective commencement dates. The new lease related to one of the premises has commenced in February 2022, and the other premise is expected to commence by October 2022.

           The new lease provides for an annual base rent of approximately $0.8 million, which increases on an annual basis by 3%. The total lease payments to be made during the lease term are approximately $7.0 million. The Company will be entitled to a tenant improvement allowance of approximately $1.5 million for costs related to the design and construction of the premises.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2021. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of our 2021 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was effective. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2021.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor Firm ID: 185.

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

Exhibit Index

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

1.1	Sales Agreement, dated December 17, 2021, by and among ALX Oncology Holdings Inc., Cantor Fitzgerald & Co., and Credit Suisse Securities (USA) LLC	8-K	001-39386	1.1	December 17, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39386	3.1	July 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39386	3.2	July 21, 2020

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 1, 2020.	S-1	333-239490	4.1	June 26, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-239490	4.2	June 26, 2020

4.3	Description of Securities.					X

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-239490	10.1	June 26, 2020

10.2+	Amended and Restated 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-239490	10.2	July 13, 2020

10.3+	2020 Employee Stock Purchase Plan.	S-1/A	333-239490	10.3	July 13, 2020

10.4+	Confirmatory Offer Letter between the Registrant and Jaume Pons, Ph.D.	S-1/A	333-239490	10.4	July 13, 2020

10.5+	Confirmatory Offer Letter between the Registrant and Peter García.	S-1/A	333-239490	10.6	July 13, 2020

10.6+	Confirmatory Offer Letter between the Registrant and Shelly Pinto					X

10.7+	Confirmatory Offer Letter between the Registrant and Sophia Randolph, M.D., Ph.D.	S-1/A	333-239490	10.8	July 13, 2020

10.8+	Executive Incentive Compensation Plan.	S-1/A	333-239490	10.9	July 13, 2020

10.9+	Outside Director Compensation Policy.	S-1/A	333-239490	10.10	July 13, 2020

10.10+	Form of Change in Control and Severance Agreement.	S-1/A	333-239490	10.11	July 13, 2020

10.11+	Exclusive (Equity) Agreement between the Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of March 24, 2015, as amended on April 24, 2015 and May 15, 2015.	S-1	333-239490	10.12	June 26, 2020

10.12	Loan and Security Agreement, dated as of December 20, 2019, among the Registrant, certain of its affiliates, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P., as amended by the Joinder and First Amendment to Loan and Security Agreement on May 21, 2020.	S-1	333-239490	10.13	June 26, 2020

10.13	Amended and Restated Research and Development Services Agreement, dated as of June 18, 2018, between ALX Oncology Inc. and Tollnine, Inc., incorporating Amendment No. 1, dated as of May 3, 2019.	S-1	333-239490	10.14	June 26, 2020

10.14	Research and Development Services Agreement, dated as of June 25, 2020, between the Registrant and Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc.).	S-1	333-239490	10.15	June 26, 2020

21.1	List of subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates management contract or compensatory plan.
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

ALX ONCOLOGY HOLDINGS INC.

Date: February 28, 2022	By:	/s/ Jaume Pons
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

Signature	Title	Date

/s/ Jaume Pons	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Jaume Pons, Ph.D.

/s/ Peter Garcia	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Peter Garcia

/s/ Shelly Pinto	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Shelly Pinto

/s/ Corey Goodman	Executive Chairman of the Board of Directors	February 28, 2022
Corey Goodman, Ph.D.

/s/ Rekha Hemrajani	Director	February 28, 2022
Rekha Hemrajani

/s/ Jason Lettmann	Director	February 28, 2022
Jason Lettmann

/s/ Jack Nielsen	Director	February 28, 2022
Jack Nielsen

/s/ Sophia Randolph	Director	February 28, 2022
Sophia Randolph, M.D., Ph.D.