Form 10-Q
period 2022-03-31
ALX ONCOLOGY HOLDINGS INC
filed 2022-05-09
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the Registrant had 40,680,947 shares of common stock outstanding, $0.001 par value per share.

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
▪
our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates;
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
▪
our expectations regarding the impact of the ongoing COVID-19 pandemic or geopolitical risks on our business;
▪
our plans for and prospects of our acquisitions and other business development activities, and our ability to successfully capitalize on these opportunities; and
▪
our anticipated use of our existing cash and cash equivalents and short-term and long-term investments.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$159,086	$363,667
Short-term investments	157,510	—
Prepaid expenses and other current assets	4,929	3,352
Total current assets	321,525	367,019
Property and equipment, net	1,338	897
Long-term investments	25,109	—
Other assets	15,704	12,267
Total assets	$363,676	$380,183

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,133	$3,764
Payable and accrued liabilities due to related party	1,446	1,630
Accrued expenses and other current liabilities	8,729	9,901
Total current liabilities	15,308	15,295
Other non-current liabilities	4,772	1,839
Total liabilities	20,080	17,134
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 40,656,632 and 40,587,067 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	41	41
Additional paid-in capital	570,679	564,993
Accumulated other comprehensive loss	(606)	—
Accumulated deficit	(226,518)	(201,985)
Total stockholders’ equity	343,596	363,049
Total liabilities and stockholders’ equity	$363,676	$380,183

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$17,073	$9,849
General and administrative	7,674	4,359
Total operating expenses	24,747	14,208
Loss from operations	(24,747)	(14,208)
Interest income	225	25
Other income (expense), net	(11)	(2)
Net loss	$(24,533)	$(14,185)
Net loss per share, basic and diluted	$(0.60)	$(0.35)
Weighted-average shares of common stock used to compute net loss per shares, basic and diluted	40,616,302	40,055,435

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(24,533)	$(14,185)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(606)	—
Total comprehensive loss	$(25,139)	$(14,185)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	40,587,067	$41	$564,993	$—	$(201,985)	$363,049
Issuance of common stock under equity incentive plans	69,565	—	185	—	—	185
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available- for-sale investments	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	(24,533)	(24,533)
Balance as of March 31, 2022	40,656,632	$41	$570,679	$(606)	$(226,518)	$343,596

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	39,844,522	$40	$548,327	$—	$(118,522)	$429,845
Issuance of common stock under equity incentive plans	364,047	—	1,024	—	—	1,024
Stock-based compensation	—	—	1,800	—	—	1,800
Net loss	—	—	—	—	(14,185)	(14,185)
Balance as of March 31, 2021	40,208,569	$40	$551,151	$—	$(132,707)	$418,484

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(24,533)	$(14,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	5
Non-cash lease costs	318	58
Stock-based compensation	5,501	1,800
Net amortization of premiums and accretion of discounts on investments	107	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,577)	(453)
Other assets	(317)	(583)
Accounts payable	1,553	7,346
Payable and accrued liabilities due to related party	(184)	—
Accrued expenses and other current liabilities	(1,304)	585
Other non-current liabilities	(296)	292
Net cash used in operating activities	(20,674)	(5,135)
Investing activities
Purchase of investments	(183,332)	—
Purchase of property and equipment	(589)	(7)
Net cash used in investing activities	(183,921)	(7)
Financing activities
Proceeds from exercise of stock options under equity incentive plan	185	778
Principal payments on finance leases	(105)	—
Net cash provided by financing activities	80	778
Net decrease in cash, cash equivalents and restricted cash	(204,515)	(4,364)
Cash, cash equivalents and restricted cash at beginning of year	363,667	434,219
Cash, cash equivalents and restricted cash at end of year	$159,152	$429,855

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$147	$—
Right-of-use asset acquired under operating leases	$3,419	$—
Receivables for cash in-transit on exercise of common stock under equity incentive plans	$—	$246

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$159,086	$429,855
Restricted cash (included in other assets)	66	—
Total cash and cash equivalents and restricted cash	$159,152	$429,855

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

As of March 31, 2022, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

The condensed consolidated balance sheet as of March 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2022.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 other than the below policy on Investments.

Investments

Investments consist of money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments and long-term investments. Management determines the appropriate classification of the investments at the time they are purchased and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months at date of purchase are considered long-term investments.

The Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized within other income (expense), net in the condensed consolidated statements of operations, and an allowance for credit loss is recorded on the condensed consolidated balance sheets. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive loss, net of tax as a separate component of consolidated stockholders’ equity.

Recent Accounting Pronouncements

None.

3) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds and U.S. treasury securities as Level 1 within the fair value hierarchy as the fair value is based on quoted prices. The Company classifies its investments in corporate debt securities and commercial paper as Level 2 within the fair value hierarchy as the fair value is estimated by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets.

The following table presents the Company's investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$133,284	$—	$—	$133,284
U.S. Treasury securities	Level 1	96,360	2	(207)	96,155
Corporate debt securities	Level 2	61,747	3	(218)	61,532
Commercial paper	Level 2	16,133	—	—	16,133
Long-term investments
U.S. Treasury securities	Level 1	15,768	—	(90)	15,678
Corporate debt securities	Level 2	9,526	—	(96)	9,430
Total		$332,818	$5	$(611)	$332,212

	December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$357,181	$—	$—	$357,181

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$149,593	$357,181
Short-term investments	157,510	—
Long-term investments	25,109	—
Total	$332,212	$357,181

Cash and cash equivalents in the above table excludes bank account cash of $9.5 million and $6.5 million as of March 31, 2022 and December 31, 2021, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Maturing in one year or less	$307,103	$357,181
Maturing after one year through two years	25,109	—
Total	$332,212	$357,181

The primary objective of the Company's investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months ended March 31, 2022 and there were no financial instruments classified as Level 3 as of March 31, 2022.

As of March 31, 2022, accrued interest receivable related to the Company's investments was $0.6 million and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of March 31, 2022, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of March 31, 2022, no allowance for credit losses for the Company's investments was recorded. During the three months ended March 31, 2022, the Company did not recognize any impairment losses related to investments.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$789	$324
Computer hardware and software	275	241
Leasehold improvements	229	229
Furniture and fixtures	166	166
Property and equipment, gross	1,459	960
Less: accumulated depreciation and amortization	(121)	(63)
Property and equipment, net	$1,338	$897

Depreciation and amortization expense was nominal for the three months ended March 31, 2022 and 2021.

Other Assets

The following table presents the components of other assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Long-term prepaid clinical expenses	$7,011	$6,694
Long-term prepaid contract manufacturing costs	2,854	2,854
Operating lease right-of-use assets	4,995	1,829
Finance lease right-of-use assets	634	746
Deposits	144	144
Restricted cash	66	—
Total other assets	$15,704	$12,267

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accrued clinical and nonclinical study costs	$4,026	$4,125
Accrued compensation and related expenses	2,372	3,294
Accrued professional fees	455	790
Accrued contract manufacturing	460	693
Finance lease liabilities, current	429	429
Operating lease liabilities, current	596	313
Other	391	257
Total accrued expenses and other current liabilities	$8,729	$9,901

(5) LEASES

In conjunction with the adoption of ASC 842, the Company evaluated its vendor contracts to identify embedded leases, if any, and noted that a pharmaceutical support services agreement entered into in May 2016 included leases under ASC 842 because the Company has the right to direct the use of certain equipment. The embedded leases commenced in September 2020 and expire in August 2023 with no stated option to extend the term. The Company classified the leases as finance leases.

In May 2021, the Company entered into a lease agreement for approximately 10,000 square feet of office space located in South San Francisco, California. The lease commenced on June 6, 2021 and expires on August 31, 2026. The lease does not provide an option to extend after it expires. The total lease payments for the life of the lease is approximately $2.0 million. The Company classified the lease as an operating lease.

In February 2022, the Company entered into a lease agreement totaling approximately 11,074 square feet of office and laboratory space located in Palo Alto, California. The lease consists of two premises and expires in February 2030. The lease provides for an option to extend for two years after expiration. The lease for one premise commenced in February 2022 and the second premise commenced in April 2022. The lease provides for an annual base rent of approximately $0.8 million, which increases on an annual basis by 3%. The total lease payments for the life of the lease is approximately $7.0 million. The Company is also responsible for leasehold improvement costs related to the second premise, which are expected to be approximately $2.0 million, of which $1.5 million is to be paid with interest at a rate of 7% per annum as additional payments over the life of the lease. The Company classified the lease as an operating lease. The Company has not recognized a right-of-use asset or aggregate lease liability related to the second premise as of March 31, 2022 for the minimum rental payments as the Company did not control the underlying assets at any time in the period ended March 31, 2022. Under the terms of the lease agreement, the Company issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted cash deposit of $0.1 million (see Note 4 "Other assets").

As of March 31, 2022, the right-of-use asset, or ROU, recorded for operating leases and finance leases was $5.0 million and $0.6 million, respectively. These amounts were included in other assets on the condensed consolidated balance sheets.

The following table presents the maturities and balance sheet information of the Company's operating and finance lease liabilities as of March 31, 2022 (in thousands, except lease term and discount rate):

	March 31, 2022
	Operating Leases	Finance Leases
2022 (remaining 9 months)	$752	$324
2023	1,013	288
2024	1,033	—
2025	1,064	—
2026	939	—
Thereafter	2,145	—
Total lease payments	6,946	612
Less: imputed interest	(1,730)	(8)
Total lease liabilities	$5,216	$604

Lease liabilities: current (i)	$620	$429
Lease liabilities: non-current (ii)	4,596	175
Total lease liabilities	$5,216	$604

Weighted average remaining lease term (in years)	6.7	1.4
Weighted average discount rate	7.8%	1.7%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party on the condensed consolidated balance sheets and includes a nominal amount due to Tallac Therapeutics, Inc. for an operating lease.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$249	$36
Variable lease cost and other, net (i)	52	22
Short-term lease cost	44	3
Finance lease cost:
Amortization of right-of-use assets	112	23
Interest	3	1
Total lease costs	$460	$85

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

The following table presents the supplemental cash flow disclosures for cash paid for leases:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$169	$23
Operating cash flows from finance leases	$3	$—
Financing cash flows from finance leases	$105	$—

(6) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of March 31, 2022 and December 31, 2021, the Company had 40,656,632 and 40,587,067 shares of common stock outstanding, respectively.

Common stock reserved for future issuance as of March 31, 2022 consists of the following:

March 31,
2022
Stock options issued and outstanding	4,944,796
Stock options authorized for future issuance	4,660,347
Employee Stock Purchase Plan shares authorized for future issuance	1,196,693
Restricted stock issued and outstanding	500,387
Total	11,302,223

(7) STOCK-BASED COMPENSATION

Amended and Restated 2020 Equity Incentive Plan

The Company’s Amended and Restated 2020 Equity Incentive Plan, or the 2020 Plan, serves as the successor to the Company’s 2020 Equity Incentive Plan and provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

On January 1, 2022, the number of shares available under the 2020 Plan was increased by 1,623,483 shares. As of March 31, 2022, the number of shares of common stock available for issuance under the 2020 Plan was 4,660,347.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

On January 1, 2022, the number of shares available under the ESPP was increased by 405,871 shares. As of March 31, 2022, the number of shares of common stock available for issuance under the ESPP was 1,196,693.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$2,075	$579
General and administrative	3,426	1,221
Total	$5,501	$1,800

Restricted Stock Units

The following table provides a summary of restricted stock unit activity under the 2020 Plan:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Restricted stock units as of December 31, 2021	15,075	$58.56	1.8	$324
Granted	504,200	$15.20
Vested	(1,888)	$58.56
Canceled/forfeited	(17,000)	$15.20
Restricted stock units as of March 31, 2022	500,387	$16.34	2.2	$8,457

(8) RELATED-PARTY TRANSACTIONS

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics, Inc., or Tallac, effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development, or R&D, costs within the condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, the Company recorded $0.2 million and $0.4 million, respectively, as R&D costs in relation to the Tallac Services Agreement.

Tallac Collaboration Agreement

On March 4, 2021, the Company entered into a collaboration agreement with Tallac, or the Tallac Collaboration Agreement, to jointly develop, manufacture, and commercialize a novel class of cancer immunotherapeutics. The collaboration builds on the Company’s expertise in developing therapies that block the CD47 checkpoint pathway and expands its immuno-oncology pipeline. The companies will leverage their respective scientific and technical expertise to advance an anti-SIRPα antibody conjugated to a Toll-like receptor 9, or TLR9, agonist for targeted activation of both the innate and adaptive immune systems. The key economic components of the collaboration transaction include that both parties will share equally (a) in the cost and expenses of research and development and (b) any profit or loss.

The Company accounts for R&D costs in accordance with ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the three months ended March 31, 2022 and 2021, the Company recorded $1.2 million and nominal, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

The Tallac Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of March 31, 2022 and December 31, 2021, the Company had accrued expenses of $1.2 million and $1.4 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

Operating sub-lease agreement with Tallac

The Company leases office space in Burlingame, California under a single operating sub-lease agreement with Tallac. Refer to Note 5 Leases for additional discussion.

(9) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(24,533)	$(14,185)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	40,616,302	40,055,435
Net loss per share, basic and diluted	$(0.60)	$(0.35)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because including them would have been anti-dilutive:

	March 31,
	2022	2021
Stock options issued and outstanding	4,944,796	4,350,467
Restricted stock issued and outstanding	500,387	—
Employee Stock Purchase Plan estimated shares issuable	11,674	1,600
Total	5,456,857	4,352,067

(10) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2022.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of March 31, 2022, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $51.8 million as of March 31, 2022. In addition, the Company has commitments with two other drug product manufacturers that commit the Company to certain future purchase obligations of approximately $2.5 million as of March 31, 2022. The Company expects to make payments for these commitments through 2026 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company's service providers, up to the date of cancellation.

(11) SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates based on expertise in protein engineering and oncology led by the CD47 blocker, evorpacept (evorpacept is the recommended United States Adopted Name (USAN); this product is also known as ALX148), currently in phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and will leverage the immune activation of broadly used anti-cancer agents through combination strategies. As of March 31, 2022, we had dosed over 200 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents. In solid tumors, we are conducting two ongoing randomized Phase 2 trials of evorpacept for the treatment of first-line advanced head and neck squamous cell carcinoma, or HNSCC, with the first subject enrolled in the first trial in May 2021 and the first subject enrolled in the second trial in July 2021. We also initiated a randomized Phase 2/3 trial of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of second line advanced HER2-overexpressing gastric/gastroesophageal junction, or GEJ, cancer and dosed the first patient in March 2022. Our collaborator, Zymeworks, is also conducting an ongoing Phase 1 trial for the treatment of advanced HER2-expressing breast cancer and other solid tumors and enrolled the first subject in October 2021. In hematologic malignancies, we have initiated two Phase 1 trials of evorpacept for the treatment of myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML, and are enrolling patients in both trials. Based on our early clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments. Our second program, which is a collaboration between us and Tallac Therapeutics, Inc. (Tallac), combines our company’s SIRPα antibodies with Tallac’s toll-like receptor 9 (TLR9) agonist antibody conjugate to deliver ALTA-002, a potent immune activator to myeloid cells in the tumor to promote innate and adaptive anti-cancer immune responses. This novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation. An IND for ALTA-002 is planned for 2023. Additionally, with our acquisition of ScalmiBio, Inc. (ScalmiBio) in the fourth quarter of 2021, we seek to expand our pipeline of drug candidates to antibody drug conjugates based on expertise in protein engineering and oncology.

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

In July 2020, we completed our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. In December 2020, we completed a follow-on offering, raising net proceeds of $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million. From inception through March 31, 2022, we have raised an aggregate of $545.3 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering and $194.9 million were net proceeds from our follow-on offering.

On March 25, 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. The Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission (SEC). We believe that our Shelf Registration Statement, once effective, will provide us with the flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agent in an at-the-market offering. No securities have been sold pursuant to the Shelf Registration Statement or Sales Agreement.

We have incurred net losses in each year since inception. Our net losses were $24.5 million and $14.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $226.5 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Almost all of our research and development expenses to date related to the clinical development of our lead product candidate, evorpacept. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates and developing new product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research conducted internally and through the contract with Tallac Therapeutics, as further described in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Income

Our interest income consists primarily of interest income on cash, cash equivalents and short-term and long-term investments.

Other Income (Expense), Net

Our other income (expense), net, consists primarily of interest expense on finance leases.

Results of Operations

Comparisons of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$17,073	$9,849	$7,224	73%
General and administrative	7,674	4,359	3,315	76%
Total operating expenses	24,747	14,208	10,539	74%
Loss from operations	(24,747)	(14,208)	(10,539)	74%
Interest income	225	25	200	100%
Other income (expense), net	(11)	(2)	(9)	450%
Net loss	$(24,533)	$(14,185)	$(10,348)	73%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Clinical and development costs	$9,991	$7,350	$2,641	36%
Preclinical costs	841	471	370	79%
Personnel and related costs	3,365	1,289	2,076	161%
Stock-based compensation expense	2,075	579	1,496	258%
Other research costs	801	160	641	401%
Total research and development expenses	$17,073	$9,849	$7,224	73%

Research and development expenses increased by $7.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to (i) an increase of $2.6 million in clinical and development costs primarily due to manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, as well as an increase of $0.9 million related to the Tallac Collaboration, (ii) an increase of $2.1 million in personnel and related costs due primarily to an increase driven by headcount growth and a portion of a retention bonus payable to ScalmiBio stockholders, (iii) an increase of $1.5 million in stock-based compensation expense due to additional awards granted since March 31, 2021 and (iv) an increase of $0.6 million in other research costs due primarily to an increase of $0.4 million in facility costs related to the expansion of our new laboratory space.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Personnel and related costs	$1,470	$1,187	$283	24%
Stock-based compensation expense	3,426	1,221	2,205	181%
Other general and administrative costs	2,778	1,951	827	42%
Total general and administrative expenses	$7,674	$4,359	$3,315	76%

General and administrative expenses increased by $3.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to (i) an increase of $2.2 million in stock-based compensation expense due to additional awards granted since March 31, 2021 and (ii) an increase of $0.8 million in other costs primarily driven by an increase in corporate legal fees, SEC related filing fees and facility and information technology costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of March 31, 2022, we had cash, cash equivalents and short-term and long-term investments of $341.7 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $226.5 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone and royalty payments thereunder; and

•
the impact of the ongoing COVID-19 pandemic or geopolitical risks, which may exacerbate the magnitude of the factors discussed above.

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

In December 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agent in our at-the-market equity offering program, or the ATM Offering Program. No sales have been made under the ATM Offering Program as of the date of this report, and no sales will be made under the ATM Offering Program until such time as our Shelf Registration Statement, filed on March 25, 2022, has been declared effective by the SEC.

We believe our existing cash, cash equivalents and short-term and long-term investments will enable us to fund our operating expenses and capital expenditure requirements through mid-2024. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(20,674)	$(5,135)
Investing activities	(183,921)	(7)
Financing activities	80	778
Net decrease in cash, cash equivalents and restricted cash	$(204,515)	$(4,364)

Operating Activities

In the three months ended March 31, 2022, net cash used in operating activities of $20.7 million was attributable to a net loss of $24.5 million and a change in our net operating assets and liabilities of $2.1 million, offset by non-cash charges of $6.0 million. The change in operating assets and liabilities was primarily due to (i) an increase in prepaid expenses and other current assets of $1.6 million, (ii) an increase in other assets of $0.3 million primarily due to long-term prepaid clinical costs and (iii) a net increase in accounts payable and accrued expenses and other current liabilities of $0.1 million primarily due to timing of invoices and payments. Non-cash charges consisted primarily of stock-based compensation expense of $5.5 million.

In the three months ended March 31, 2021, net cash used in operating activities of $5.1 million was attributable to a net loss of $14.2 million, offset by a change in our net operating assets and liabilities of $7.2 million and non-cash charges of $1.9 million. The change in operating assets and liabilities was primarily due to (i) an increase of $7.3 million in accounts payable, (ii) an increase of $0.6 million in accrued expenses and other current liabilities, (iii) an increase of $0.3 million in other non-current liabilities, partially offset by (iv) an increase of $0.6 million in other assets and (v) an increase of $0.5 million in prepaids expenses and other current assets. This was primarily due to the timing of cash payments for clinical trial-related activities and changes in assets and liabilities due to the adoption of ASC 842. Non-cash charges consisted primarily of stock-based compensation expense of $1.8 million.

Investing Activities

In the three months ended March 31, 2022, net cash used in investing activities of $183.9 million was attributable to purchases of short-term and long-term investments of $183.3 million and purchases of property and equipment of $0.6 million.

In the three months ended March 31, 2021, net cash used in investing activities was nominal.

Financing Activities

In the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million and was attributable to proceeds from the exercise of stock options under equity incentive plans of $0.2 million offset by principal payments on finance leases of $0.1 million.

In the three months ended March 31, 2021, net cash provided by financing activities was $0.8 million and was attributable to proceeds from the exercise of stock options under equity incentive plans.

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, finance leases, manufacturing and service contracts and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of March 31, 2022 (in thousands):

	March 31, 2022
	Total	2022	2023-2024	2025-2026	Thereafter
Operating lease obligations (i)	$10,706	$862	$3,027	$3,012	$3,805
Finance lease obligations (ii)	612	324	288	—	—
Manufacturing and service contracts (iii)	54,280	29,745	24,452	83	—
Total	$65,598	$30,931	$27,767	$3,095	$3,805
(i)
The payments consist of (i) payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023, (ii) payments due for the office space in South San Francisco, California under a single operating lease agreement that expires in 2026 and (iii) payments due for the office and laboratory space in Palo Alto, California under a single operating lease agreement that expires in 2030, of which $3.8 million relates to the second premises which has not commenced as of March 31, 2022. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.
(ii)
Payments due for embedded finance leases related to a pharmaceutical support service contract. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.
(iii)
In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $51.8 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $2.5 million. We expect to make payments for these commitments through 2026 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions.

Our critical accounting policies are more fully described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Recent Accounting Pronouncements

See “Note 2. Significant Accounting Policies - Recent Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2022, we had cash, cash equivalents and short-term and long-term investments of $341.7 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, corporate debt securities and commercial paper and all our investments are classified as available-for-sale.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company’s investments consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or investments.

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

Item 4. Controls and Procedures

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2022. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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
▪
The ongoing COVID-19 pandemic and geopolitical unrest related to Russia's war with Ukraine could adversely impact our business including our ongoing and planned clinical trials and preclinical research; and
▪
In the past, we have identified material weaknesses in our internal control over financial reporting. If remediation measures we implemented are not effective, investors may lose confidence in our financial reports.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $24.5 million and $14.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $226.5 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2022, we had cash, cash equivalents and investments of $341.7 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operations through mid-2024. Our estimate as to how long we expect our existing cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our cash, cash equivalents and investments to advance the clinical development of evorpacept, as well as for working capital and other general corporate purposes. This may include additional pre-clinical research, clinical development, hiring additional personnel, capital expenditures, the potential acquisition of businesses or assets and the costs of operating as a public company, as well as for working capital and other general corporate purposes. Advancing the development of evorpacept and our other programs will require a significant amount of capital. Our current cash, cash equivalents and investments on hand, may not be sufficient to fund all of the actions that are necessary to complete the development of evorpacept or our other programs.

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
▪
noncompliance with clinical trial protocols;
▪
investigational site or trial subjects withdrawing or dropping out of clinical trials at a higher rate than anticipated; or
▪
manufacturing sufficient quantities of product candidate for use in clinical trials.

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
▪
the number of subjects required for clinical trials is larger than anticipated, enrollment in these clinical trials is slower than anticipated or subjects dropping out of these clinical trials at a higher rate than anticipated;
▪
delays in clinical trials due to outbreaks or public health crises, such as the ongoing COVID-19 pandemic, that impact both trial site operations, subject selection and participation;
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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate safety and efficacy sufficient to obtain marketing approval of our product candidates or to market our drugs after any such approval. In December 2020, the FDA verbally informed us, that given our planned initiation of two Phase 2 HNSCC clinical trials that could be potentially registrational, it required completion of a routine non-clinical safety study. The FDA noted that for any drug development program moving swiftly through development, this non-clinical study is required prior to the initiation of a clinical trial that could be considered pivotal. We were allowed to initiate both Phase 2 HNSCC clinical trials with the enrollment capped at a total of 50 subjects treated with evorpacept across both trials (excluding safety lead-in cohorts). In June 2021, the FDA informed us that it had reviewed our standard non-clinical safety study and removed the partial clinical hold and patient cap on our two ongoing Phase 2 studies in patients with HNSCC. No impact was incurred on patient enrollment or study timelines as a result of the partial clinical hold.

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

Enrollment of subjects in our clinical trials may be delayed or limited if our clinical trial sites limit their onsite staff or temporarily close as a result of the ongoing COVID-19 pandemic. In addition, subjects may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or subjects’ reluctance to visit the clinical trial sites during the pandemic. The drop-out rates in our clinical trials may be increased during the pandemic. Subjects who enroll in our clinical trials and then who become infected with the COVID-19 virus may complicate the clinical trial data, procedures and analysis. These factors resulting from the ongoing COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions and increase the costs associated with clinical trials.

Subject enrollment may also be affected if our competitors have ongoing competing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Subject enrollment may also be affected by other factors, including:

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

▪
risk of subjects enrolled in clinical trials dropping out before completion; and
▪
inability or delay in enrollment of subjects due to a variety of reasons, including outbreaks and public health crises, such as the ongoing COVID-19 pandemic.

Our inability to enroll a sufficient number of subjects in our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our drugs.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of CD47 pathway and others are based on entirely different approaches. We are aware that Apexigen, Arch Therapeutics, Bristol Myers Squibb, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, Innovent, Kahr, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), and Shattuck Labs, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our drugs if any of our product candidates receive marketing approval. No assurance can be given that long-term, scalable manufacturers can be identified or that they can make clinical and commercial supplies of our product candidates that meet the product specifications of previously manufactured batches, or are of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. Such third-party manufacturers may also be subject to delays due to circumstances outside of their control for a variety of reasons, including outbreaks and public health crises, such as the ongoing COVID-19 pandemic, that could shut down or cause limited staffing of their facilities. Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. If they are unable to do so, it could have a material adverse impact on our business.

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

We also expect to rely on other third parties to label, package, store and distribute product candidate supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential drug revenue.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we currently use, and plan to use in the future, third-party drugs in our development and clinical trials as controls for our studies, such as conducting Phase 2 clinical trials of evorpacept in combination with pembrolizumab for HNSCC and trastuzumab for gastric/GEJ carcinoma. As a result, both the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into clinical trial collaboration and supply agreements with Merck, Eli Lilly and Zymeworks, pursuant to which our collaboration counterparties will supply doses of pembrolizumab, ramucirumab, and zanidatamab, respectively, for use in certain clinical trials. If the agreements with Merck and Eli Lilly are terminated before the trials are completed, we may need to find another source of pembrolizumab and ramucirumab, respectively, in order to continue our trials. Zanidatamab is not approved for commercial use by the FDA or any comparable regulatory authority, and as a result, no alternative source of zanidatamab exists. As such, if the agreement with Zymeworks is terminated before our trials are completed, our ability to continue our trials with zanidatamab would be limited.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party strategic partners, to monitor, support, conduct and oversee preclinical studies and clinical trials of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll subjects on a timely basis or otherwise conduct our clinical trials as planned. In addition, there is no guarantee that these third parties will devote adequate time and resources to our clinical trials or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. For example, these third parties may be adversely impacted by the ongoing COVID-19 pandemic. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA or other regulatory agencies. Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns, including as a result of budget delays or other circumstances like the ongoing COVID-19 pandemic and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. On January 27, 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for treatment for gastric/GEJ cancer. We may seek Orphan Drug Designation for certain additional indications for our product candidates in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031, subject to certain exceptions. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, it is possible that additional governmental action will be taken in response to the ongoing COVID-19 pandemic, resulting in a material adverse effect on our business.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In response to the ongoing COVID-19 pandemic and travel restrictions, the FDA has issued industry guidance regarding plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates as well as plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. FDA review timelines could be extended due to COVID-19 related reasons. Additional policies or changes to current policies may be implemented in the future. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA or the United Kingdom or Switzerland. The collection and use of personal information (which includes health data) in the EEA is governed, in part, by the provisions of the General Data Protection Regulation (EU) 2016/679, or the GDPR, or its UK equivalent, the UK GDPR, or the Swiss Federal Act on Data Protection of June 19, 1992, or FADP. These regulations impose requirements relating to having a legal basis for processing personal information and transferring such information outside of the EEA, the United Kingdom and Switzerland, respectively, as applicable, including to the United States, informing concerned individuals about the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal information to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping.

Failure to comply with the GDPR, UK GDPR, FADP, or related national data protection laws may result in regulatory inquiries and other proceedings, substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

The GDPR, UK GDPR and FADP also restrict the transfer of personal information outside of the EEA, United Kingdom and Switzerland respectively, unless appropriate safeguards are in place.

One of the primary safeguards, the Standard Contractual Clauses adopted by the European Commission, have been recently updated. Any existing data transfer arrangement that relies on the previous version of the Standard Contractual Clauses needs to be updated by December 27, 2022, which could increase our costs. With regard to the data transfers outside of the EEA to the United States, in March 2022, the European Union and United States announced a political agreement on a new framework for personal information transfers. Once this framework has been formalized and officially adopted, we may consider relying on it to transfer personal information from the EEA to the United States.

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal after four years and it may be modified or revoked in the interim. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. Any existing data transfer arrangement that relies on the previous version of the Standard Contractual Clauses needs to be updated by March 21, 2024, which could increase our costs.

We may, therefore, incur liabilities, expenses, costs, and other operational losses under the GDPR, UK GDPR, the FADP and applicable laws and regulations of European Union Member States in connection with any measures we take to comply with them.

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

Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election on November 3, 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Regulations to the CPRA were to be finalized by July 1, 2022; however, the California Privacy Protection Agency (the agency responsible for promulgating the regulations) announced on February 17, 2022 that it will not publish final regulations until the third or fourth quarter of 2022, adding further uncertainty to our compliance obligations. Other states are beginning to consider and pass similar laws such as Virginia, Colorado and Utah. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023; and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective on December 31, 2023. The CPA, CDPA, and UCPA share similarities with the CCPA, CPRA, and legislation proposed in other states. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia, as well as maintenance of Eurasian patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. As of May 3, 2022, our portfolio includes one granted patent in Russia, four pending applications in Russia, one granted patent in Eurasia, and one pending application in Eurasia.

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

There may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors, such as with respect to our license agreements. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. If any current or future licensee or licensor with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

As of March 31, 2022, we had 44 employees, including 31 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We conduct our operations at our facility in the San Francisco Bay Area of California, a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, manufacturing and sales and marketing personnel, and we face significant competition for experienced personnel. We expect that we may need to recruit talent from outside of our region and doing so may be costly and difficult. In addition, we will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Additionally, the U.S. has recently experienced historically high levels of inflation and an acute workforce shortage generally, which has created a hyper-competitive wage environment that may increase our operating costs.

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
▪
political and economic instability, such as the geopolitical tensions and regional economic disruptions caused by Russia’s war with Ukraine, and including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions;
▪
natural disasters, outbreaks or public health crises, such as the ongoing COVID-19 pandemic;
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

The ongoing COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.

More than two years after the World Health Organization characterized COVID-19 as a pandemic, the COVID-19 pandemic continues to impact worldwide economic activity and financial markets. The extent to which the ongoing COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, including current and subsequent variants of COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

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
▪
interruptions, difficulties or delays arising in our existing operations and company culture as a result of all of our employees working remotely, including those hired during the ongoing COVID-19 pandemic;

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
▪
changes in regulations as part of a response to the ongoing COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether;
▪
interruptions or delays to our development pipeline;
▪
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
▪
refusal of the FDA to accept data from clinical trials in affected geographies outside of the United States.

The ongoing COVID-19 pandemic continues to pose a threat on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Currently, our employees are following a hybrid work model that enables work in our South San Francisco office with flexibility to work from home, as needed. We continue to closely monitor the pandemic and may adjust our current policies as appropriate based on relevant public health guidance and local conditions.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties are similarly adjusting their operations and assessing their capacity in light of the ongoing COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the ongoing COVID-19 pandemic, there could be delays in the procurement of materials or manufacturing supply chains for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our planned clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and preclinical studies, we may experience delays in the completion of our clinical trials, preclinical activities and subject enrollment, may need to suspend our clinical trials and may encounter other negative impacts to such trials due to the effects of the ongoing COVID-19 pandemic.

Further, as a result of the ongoing COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of subjects and clinical sites and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the study protocol and consistent with cGCPs, with any material protocol deviation reviewed and approved by the site Institutional Review Board. Subjects who may miss scheduled appointments, any interruption in study drug supply, or other consequences that may result in incomplete data being generated during a clinical trial as a result of the pandemic must be adequately documented and justified. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the ongoing COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.

The ongoing COVID-19 pandemic continues to rapidly evolve. While the extent of the impact of the ongoing COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the ongoing COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in this “Risk Factors” section.

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

We may seek to enter into collaborations, licenses and other similar arrangements for the development or commercialization of our product candidates, due to strategic advantages to partnering with third parties and capital costs required to develop or commercialize the product candidate in such markets. For instance, we entered into a collaboration agreement with Tallac Therapeutics pursuant to which we expect to jointly develop, manufacture, and commercialize a novel class of cancer immunotherapeutics. We may not be successful in our efforts to establish such collaborations for our product candidates because our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. In addition, the current Biden Administration has proposed numerous changes to U.S. federal income tax law, including an increase to the U.S. corporate income tax rate and modifications of the provisions addressing taxation of international business operations. Such changes, if enacted, may adversely affect our effective tax rates, cash flows and general business condition.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, we filed a Shelf Registration Statement, which provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through at-the-market offerings. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to those discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the following factors may cause the market price of our common stock to fluctuate:

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
▪
macroeconomic conditions, such as inflation, disasters, and medical or public health crises, including the impact of the ongoing COVID-19 pandemic and the ongoing geopolitical unrest related to Russia’s war with Ukraine;
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

In addition, the stock market has recently experienced significant volatility, particularly with respect to biotechnology and other life sciences company stocks as a result of the ongoing COVID-19 pandemic. The volatility of biotechnology and other life sciences company stock often does not relate to the operating performance of the companies presented by the stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and divert the time and attention of our management, which could seriously harm our business.

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
▪
the ongoing COVID-19 pandemic; and
▪
the changing and volatile global economic and political environment.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of March 31, 2022, we had 40,656,632 shares of our common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

In addition, any sales of shares of common stock or other securities under our Shelf Registration Statement, including pursuant to our at-the-market facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We have incurred and will continue to incur significant legal, accounting, compliance and other expenses as a public company and these expenses may increase even more given that we were no longer an “emerging growth company” as of December 31, 2021. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we must adopt additional internal controls and disclosure controls and procedures and have retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

As of March 31, 2022 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72.2% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Sales of equity securities may be made, following effectiveness, under our Shelf Registration Statement and pursuant to our related at-the-market facility included therein. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. We were no longer an “emerging growth company” as of December 31, 2021 as the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021. As such, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, our independent registered public accounting firm attested to the effectiveness of our internal control over financial reporting as of December 31, 2021.

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

Our operations, and those of our service providers and suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical or public health crises, such as the ongoing COVID-19 pandemic, and other natural or man-made disasters such as the ongoing geopolitical unrest related to Russia's war with Ukraine, or business interruptions, for which we are partly uninsured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ and other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. We may be more susceptible to security breaches and other security incidents while many of our employees and employees of our third-party service providers continue to work remotely for some portion of time in response to the ongoing COVID-19 pandemic, because we and our service providers have less capability to implement, monitor and enforce our information security and data protection policies for those employees. Also, due to political uncertainty and military actions associated with Russia’s war with Ukraine, we and our CROs and other third-party service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our drug discovery and development programs or other aspects of our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

ALX ONCOLOGY HOLDINGS INC.

Date: May 9, 2022	By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2022	By:	/s/ Shelly Pinto
Shelly Pinto
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)