Form 10-Q
period 2022-06-30
ALX ONCOLOGY HOLDINGS INC
filed 2022-08-08
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the Registrant had 40,747,065 shares of common stock outstanding, $0.001 par value per share.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$66,378	$363,667
Short-term investments	246,988	—
Prepaid expenses and other current assets	3,481	3,352
Total current assets	316,847	367,019
Property and equipment, net	1,630	897
Long-term investments	10,860	—
Other assets	16,681	12,267
Total assets	$346,018	$380,183

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,680	$3,764
Payable and accrued liabilities due to related party	2,525	1,630
Accrued expenses and other current liabilities	12,747	9,901
Total current liabilities	23,952	15,295
Other non-current liabilities	5,747	1,839
Total liabilities	29,699	17,134
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 40,745,252 and 40,587,067 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	41	41
Additional paid-in capital	576,972	564,993
Accumulated other comprehensive loss	(1,256)	—
Accumulated deficit	(259,438)	(201,985)
Total stockholders’ equity	316,319	363,049
Total liabilities and stockholders’ equity	$346,018	$380,183

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$26,748	$11,213	$43,821	$21,062
General and administrative	7,041	5,086	14,715	9,445
Total operating expenses	33,789	16,299	58,536	30,507
Loss from operations	(33,789)	(16,299)	(58,536)	(30,507)
Interest income	876	23	1,101	48
Other income (expense), net	(7)	2	(18)	—
Net loss	$(32,920)	$(16,274)	$(57,453)	$(30,459)
Net loss per share, basic and diluted	$(0.81)	$(0.40)	$(1.41)	$(0.76)
Weighted-average shares of common stock used to compute net loss per shares, basic and diluted	40,687,751	40,247,110	40,652,224	40,151,802

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(32,920)	$(16,274)	$(57,453)	$(30,459)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(650)	—	(1,256)	—
Total comprehensive loss	$(33,570)	$(16,274)	$(58,709)	$(30,459)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	40,587,067	$41	$564,993	$—	$(201,985)	$363,049
Issuance of common stock under equity incentive plans	69,565	—	185	—	—	185
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available-for-sale investments	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	(24,533)	(24,533)
Balance as of March 31, 2022	40,656,632	$41	$570,679	$(606)	$(226,518)	$343,596
Issuance of common stock under equity incentive plans	44,618	—	155	—	—	155
Issuance of common stock under employee stock purchase plan	44,002	—	302	—	—	302
Stock-based compensation	—	—	5,836	—	—	5,836
Unrealized loss on available-for-sale investments	—	—	—	(650)	—	(650)
Net loss	—	—	—	—	(32,920)	(32,920)
Balance as of June 30, 2022	40,745,252	$41	$576,972	$(1,256)	$(259,438)	$316,319

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	39,844,522	$40	$548,327	$—	$(118,522)	$429,845
Issuance of common stock under equity incentive plans	364,047	—	1,024	—	—	1,024
Stock-based compensation	—	—	1,800	—	—	1,800
Net loss	—	—	—	—	(14,185)	(14,185)
Balance as of March 31, 2021	40,208,569	$40	$551,151	$—	$(132,707)	$418,484
Issuance of common stock under equity incentive plans	114,488	—	464	—	—	464
Issuance of common stock under employee stock purchase plan	2,213	—	103	—	—	103
Stock-based compensation	—	—	2,237	—	—	2,237
Net loss	—	—	—	—	(16,274)	(16,274)
Balance as of June 30, 2021	40,325,270	$40	$553,955	$—	$(148,981)	$405,014

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(57,453)	$(30,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142	11
Non-cash lease costs	514	204
Stock-based compensation	11,337	4,037
Net amortization of premiums and accretion of discounts on investments	103	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(196)	(531)
Other assets	(318)	(9,038)
Accounts payable	5,116	5,802
Payable and accrued liabilities due to related party	894	716
Accrued expenses and other current liabilities	2,761	1,210
Other non-current liabilities	(572)	2,291
Net cash used in operating activities	(37,672)	(25,757)
Investing activities
Purchase of investments	(279,207)	—
Sales and maturities of investments	20,000	—
Purchase of property and equipment	(846)	(7)
Net cash used in investing activities	(260,053)	(7)
Financing activities
Proceeds from exercise of stock options under equity incentive plan	340	1,479
Proceeds from issuance of common stock under employee stock purchase plan	302	103
Principal payments on finance leases	(140)	(73)
Net cash provided by financing activities	502	1,509
Net decrease in cash, cash equivalents and restricted cash	(297,223)	(24,255)
Cash, cash equivalents and restricted cash at beginning of year	363,667	434,219
Cash, cash equivalents and restricted cash at end of period	$66,444	$409,964

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$266	$127
Right-of-use asset acquired under operating leases	$4,684	$1,812
Right-of-use asset acquired under finance leases	$—	$834

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$66,378	$409,964
Restricted cash (included in other assets)	66	—
Total cash and cash equivalents and restricted cash	$66,444	$409,964

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

As of June 30, 2022, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

The condensed consolidated balance sheet as of June 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Investments

Investments consist of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper, and asset-backed securities. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments and long-term investments. Management determines the appropriate classification of the investments at the time they are purchased and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months at date of purchase are considered long-term investments.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds and U.S. treasury securities as Level 1 within the fair value hierarchy as the fair value is based on quoted prices. The Company classifies its investments in corporate debt securities, commercial paper, and asset-backed securities as Level 2 within the fair value hierarchy as the fair value is estimated by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets.

The following table presents the Company's investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$55,205	$—	$—	$55,205
U.S. Treasury securities	Level 1	96,129	—	(676)	95,453
Corporate debt securities	Level 2	68,661	—	(495)	68,166
Commercial paper	Level 2	74,359	—	—	74,359
Asset-backed securities	Level 2	9,053	—	(43)	9,010
Long-term investments
U.S. Treasury securities	Level 1	—	—	—	—
Corporate debt securities	Level 2	10,902	—	(42)	10,860
Total		$314,309	$—	$(1,256)	$313,053

	December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$357,181	$—	$—	$357,181

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$55,205	$357,181
Short-term investments	246,988	—
Long-term investments	10,860	—
Total	$313,053	$357,181

Cash and cash equivalents in the above table excludes bank account cash of $11.2 million and $6.5 million as of June 30, 2022 and December 31, 2021, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Maturing in one year or less	$302,193	$357,181
Maturing after one year through five years	10,860	—
Total	$313,053	$357,181

The primary objective of the Company's investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months and six months ended June 30, 2022 and 2021 and there were no financial instruments classified as Level 3 as of June 30, 2022.

As of June 30, 2022, accrued interest receivable related to the Company's investments was $0.9 million and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of June 30, 2022, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of June 30, 2022, no allowance for credit losses for the Company's investments was recorded. During the three months and six months ended June 30, 2022, the Company did not recognize any impairment losses related to investments.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$979	$324
Computer hardware and software	303	241
Leasehold improvements	229	229
Furniture and fixtures	166	166
Construction in progress	158	—
Property and equipment, gross	1,835	960
Less: accumulated depreciation and amortization	(205)	(63)
Property and equipment, net	$1,630	$897

Depreciation and amortization expense was $0.1 million for the three months and six months ended June 30, 2022, and nominal for the three months and six months ended June 30, 2021.

Other Assets

The following table presents the components of other assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Long-term prepaid clinical expenses	$7,012	$6,694
Long-term prepaid contract manufacturing costs	2,854	2,854
Operating lease right-of-use assets	6,083	1,829
Finance lease right-of-use assets	522	746
Deposits	144	144
Restricted cash	66	—
Total other assets	$16,681	$12,267

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accrued clinical and nonclinical study costs	$4,237	$4,125
Accrued compensation and related expenses	3,603	3,294
Accrued contract manufacturing	2,811	693
Operating lease liabilities, current	646	313
Accrued professional fees	458	790
Finance lease liabilities, current	429	429
Other	563	257
Total accrued expenses and other current liabilities	$12,747	$9,901

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

In February 2022, the Company entered into a lease agreement totaling approximately 11,074 square feet of office and laboratory space located in Palo Alto, California. The lease consists of two premises and expires in February 2030. The lease provides for an option to extend for two years after expiration. The lease for one premise commenced in February 2022 and the second premise commenced in April 2022. The lease provides for an annual base rent of approximately $0.8 million, which increases on an annual basis by 3%. The total lease payments for the life of the lease are approximately $7.0 million. The Company is also responsible for leasehold improvement costs related to the second premise, which are expected to be approximately $2.0 million, of which $1.5 million is to be paid with interest at a rate of 7% per annum as additional payments over the life of the lease. The Company classified the lease as an operating lease. Under the terms of the lease agreement, the Company issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted cash deposit of $0.1 million (see Note 4 "Other assets").

As of June 30, 2022, the right-of-use asset, or ROU, recorded for operating leases and finance leases was $6.1 million and $0.5 million, respectively. These amounts were included in other assets on the condensed consolidated balance sheets.

The following table presents the maturities and balance sheet information of the Company's operating and finance lease liabilities as of June 30, 2022 (in thousands, except lease term and discount rate):

	June 30, 2022
	Operating Leases	Finance Leases
2022 (remaining 6 months)	$549	$216
2023	1,246	288
2024	1,273	—
2025	1,311	—
2026	1,193	—
Thereafter	3,000	—
Total lease payments	8,572	504
Less: imputed interest	(2,227)	(5)
Total lease liabilities	$6,345	$499

Lease liabilities: current (i)	$668	$429
Lease liabilities: non-current (ii)	5,677	70
Total lease liabilities	$6,345	$499

Weighted average remaining lease term (in years)	6.7	1.2
Weighted average discount rate	8.3%	1.7%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party on the condensed consolidated balance sheets and includes a nominal amount due to Tallac Therapeutics, Inc. for an operating lease.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$271	$62	$520	$97
Variable lease cost and other, net (i)	91	17	143	39
Short-term lease cost	39	—	83	—
Finance lease cost:
Amortization of right-of-use assets	112	90	224	145
Interest	2	3	5	6
Total lease costs	$515	$172	$975	$287

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

The following table presents the supplemental cash flow disclosures for cash paid for leases (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$429	$102
Operating cash flows from finance leases	$4	$3
Financing cash flows from finance leases	$140	$73
Right-of-use asset acquired under leases
Operating leases	$4,684	$1,812
Finance leases	$—	$834

(6) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of June 30, 2022 and December 31, 2021, the Company had 40,745,252 and 40,587,067 shares of common stock outstanding, respectively.

Common stock reserved for future issuance as of June 30, 2022 consists of the following:

June 30,
2022
Stock options issued and outstanding	5,231,363
Stock options authorized for future issuance	4,335,987
Employee Stock Purchase Plan shares authorized for future issuance	1,152,691
Restricted stock issued and outstanding	493,562
Total	11,213,603

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

On January 1, 2022, the number of shares available under the 2020 Plan was increased by 1,623,483 shares. As of June 30, 2022, the number of shares of common stock available for issuance under the 2020 Plan was 4,335,987.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

On January 1, 2022, the number of shares available under the ESPP was increased by 405,871 shares. As of June 30, 2022, the number of shares of common stock available for issuance under the ESPP was 1,152,691.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$2,690	$715	$4,765	$1,294
General and administrative	3,146	1,522	6,572	2,743
Total	$5,836	$2,237	$11,337	$4,037

Restricted Stock Units

The following table provides a summary of restricted stock unit activity under the 2020 Plan:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Restricted stock units as of December 31, 2021	15,075	$58.56	1.8	$324
Granted	504,200	15.20
Vested	(1,888)	58.56
Canceled/forfeited	(23,825)	16.16
Restricted stock units as of June 30, 2022	493,562	$16.31	1.9	$3,993

(8) RELATED-PARTY TRANSACTIONS

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics, Inc., or Tallac, effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development, or R&D, costs within the condensed consolidated statements of operations. During the three months ended June 30, 2022 and 2021, the Company recorded $0.1 million for both years as R&D costs in relation to the Tallac Services Agreement. During the six months ended June 30, 2022 and 2021, the Company recorded $0.3 million and $0.5 million, respectively, as R&D costs in relation to the Tallac Services Agreement.

Tallac Collaboration Agreement

On March 4, 2021, the Company entered into a collaboration agreement with Tallac, or the Tallac Collaboration Agreement, to jointly develop, manufacture, and commercialize a novel cancer immunotherapy. The collaboration builds on the Company’s expertise in developing therapies that block the CD47 checkpoint pathway and expands its immuno-oncology pipeline. The companies will leverage their respective scientific and technical expertise to advance an anti-SIRPα antibody conjugated to a Toll-like receptor 9, or TLR9, agonist for targeted activation of both the innate and adaptive immune systems. The key economic components of the collaboration transaction include that both parties will share equally (a) in the cost and expenses of research and development and (b) any profit or loss.

The Company accounts for R&D costs in accordance with ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the three months ended June 30, 2022 and 2021, the Company recorded $2.5 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement. During the six months ended June 30, 2022 and 2021, the Company recorded $3.7 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

The Tallac Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of June 30, 2022 and December 31, 2021, the Company had accrued expenses of $2.5 million and $1.4 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

Operating sub-lease agreement with Tallac

The Company leases office space in Burlingame, California under a single operating sub-lease agreement with Tallac. Refer to Note 5 Leases for additional discussion.

(9) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(32,920)	$(16,274)	$(57,453)	$(30,459)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	40,687,751	40,247,110	40,652,224	40,151,802
Net loss per share, basic and diluted	$(0.81)	$(0.40)	$(1.41)	$(0.76)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the six months ended June 30, 2022 and 2021 because including them would have been anti-dilutive:

	June 30,
	2022	2021
Stock options issued and outstanding	5,231,363	4,417,249
Restricted stock issued and outstanding	493,562	—
Employee Stock Purchase Plan estimated shares issuable	—	3,994
Total	5,724,925	4,421,243

(10) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2022.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of June 30, 2022, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $46.5 million as of June 30, 2022. In addition, the Company has commitments with two other drug product manufacturers that commit the Company to certain future purchase obligations of approximately $2.6 million as of June 30, 2022. The Company expects to make payments for these commitments through 2026 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates based on expertise in protein engineering and oncology led by the CD47 blocker, evorpacept (evorpacept is the recommended United States Adopted Name (USAN); this product is also known as ALX148), currently in multiple Phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and will enhance the immune activation of broadly used anti-cancer agents through combination treatment strategies. As of June 30, 2022, we had dosed over 260 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents.

In solid tumors, we are conducting two ongoing randomized Phase 2 trials (ASPEN-03 and ASPEN-04) of evorpacept for the treatment of first-line advanced head and neck squamous cell carcinoma, or HNSCC, with the first subject enrolled in the first trial in May 2021 and the first subject enrolled in the second trial in July 2021. The Food and Drug Administration, or the FDA, granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC in February 2020. In July 2022, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1. We are also conducting a randomized Phase 2/3 trial (ASPEN-06) of evorpacept for the treatment of second and third line advanced HER2-overexpressing gastric/gastroesophageal junction, or GEJ, cancer and dosed the first patient in March 2022. The FDA granted Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab and fluoropyrimidine or platinum containing chemotherapy in January 2020. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for the treatment of patients with gastric/GEJ cancer. We recently announced we will initiate a new clinical study (ASPEN-07) to investigate evorpacept in combination with an antibody-drug conjugate or ADC, PADCEV® (enfortumab vedotin-ejfv), for the second-line treatment of locally advanced or metastatic urothelial cancer, or UC, in the fourth quarter of 2022. Our collaborator, Zymeworks, is conducting an ongoing Phase 1 trial for the treatment of advanced HER2-expressing breast cancer and other solid tumors and enrolled the first subject in October 2021.

In hematologic malignancies, we have initiated two Phase 1 trials of evorpacept for the treatment of myelodysplastic syndromes, or MDS (ASPEN-02), and acute myeloid leukemia, or AML (ASPEN-05), with the first patient dosed in each trial in October 2020 and October 2021, respectively. In June 2022, we paused enrollment into the ASPEN-05 AML trial based on the desire to leverage upcoming dose optimization data from the ASPEN-02 MDS study to inform dose optimization in ASPEN-05. In June 2022, the FDA's Office of Orphan Drug Products Development granted Orphan Drug Designation to evorpacept for the treatment of patients with AML.

In 2021, an investigator-sponsored trial (IST) of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive non-Hodgkin lymphoma, or NHL, at MD Anderson Cancer Center.

Based on our early clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments.

Our second program, ALTA-002, is a collaboration between us and Tallac Therapeutics, Inc. (Tallac) that combines our company’s SIRPα antibody with Tallac’s toll-like receptor 9 (TLR9) agonist, resulting in a potent immune activator targeted to myeloid cells in the tumor to promote innate and adaptive anti-cancer immune responses. This novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation. An investigational new drug, or IND, for ALTA-002 is planned for 2023. Additionally, with our acquisition of ScalmiBio, Inc. (ScalmiBio), we are planning to expand our pipeline of drug candidates to antibody drug conjugates based on expertise in protein engineering and oncology.

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

In July 2020, we completed our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. In December 2020, we completed a follow-on offering, raising net proceeds of $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million. From inception through June 30, 2022, we have raised an aggregate of $545.3 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering and $194.9 million were net proceeds from our follow-on offering.

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement will provide us with the flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agent in an at-the-market offering. No securities have been sold pursuant to the Shelf Registration Statement or Sales Agreement.

We have incurred net losses in each year since inception. Our net losses were $32.9 million and $16.3 million for the three months ended June 30, 2022 and 2021, respectively, and $57.5 million and $30.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $259.4 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance evorpacept through multiple clinical trials in multiple indications;
•
pursue regulatory approval of evorpacept in hematological malignancies and solid tumors;
•
continue our discovery and preclinical and clinical development efforts, including our collaborations with Tallac Therapeutics, Zymeworks and our recent acquisition of ScalmiBio;
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

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, evorpacept, which include:

•
expenses incurred in connection with the preclinical and clinical development, including expenses incurred under collaboration agreements and under agreements with contract research organizations, or CROs;
•
employee-related expenses, including salaries, related benefits, travel and stock-based compensation expenses for employees engaged in research and development functions;
•
expenses related to production of clinical materials, including fees paid to contract manufacturing organizations, or CMOs;
•
laboratory, vendor expenses and third-party drugs related to the execution of preclinical studies and clinical trials;
•
facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies; and
•
milestone payments related to our ScalmiBio acquisition.

We expense research and development costs as incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or as services are performed. We record accruals for estimated costs of research, preclinical studies, clinical trials and manufacturing development, which are a significant component of research and development expenses. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

Our research and development expenses consist primarily of costs associated with the development of our lead product candidate, evorpacept, and include external costs, such as fees paid to consultants, central laboratories, contractors, collaborators, CMOs and CROs in connection with our preclinical and clinical development activities.

Almost all of our research and development expenses to date have been related to the clinical development of our lead product candidate, evorpacept. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates and developing new product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research conducted internally and through the contract with Tallac Therapeutics, as further described in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Research and development activities are essential to our business model. There are numerous factors associated with the successful commercialization of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact the success, cost or timing of our clinical development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, business development expenses, facilities expenses, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit, accounting and tax-related services, and directors and officers liability insurance premiums. Personnel and related costs consist of salaries, benefits and stock-based compensation expenses. Facilities costs consist of rent and maintenance of facilities.

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

Other Income (Expense), Net

Our other income (expense), net, consists primarily of interest expense on finance leases.

Results of Operations

The following table summarizes our results of operations for the three months and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$26,748	$11,213	$15,535	139%	$43,821	$21,062	$22,759	108%
General and administrative	7,041	5,086	1,955	38%	14,715	9,445	5,270	56%
Total operating expenses	33,789	16,299	17,490	107%	58,536	30,507	28,029	92%
Loss from operations	(33,789)	(16,299)	(17,490)	107%	(58,536)	(30,507)	(28,029)	92%
Interest income	876	23	853	3709%	1,101	48	1,053	2194%
Other income (expense), net	(7)	2	(9)	-450%	(18)	—	(18)	100%
Net loss	$(32,920)	$(16,274)	$(16,646)	102%	$(57,453)	$(30,459)	$(26,994)	89%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Clinical and development costs	$17,729	$7,448	$10,281	138%	$27,720	$14,798	$12,922	87%
Preclinical costs	1,007	577	430	75%	1,848	1,048	800	76%
Personnel and related costs	3,681	1,921	1,760	92%	7,046	3,210	3,836	120%
Stock-based compensation expense	2,690	715	1,975	276%	4,765	1,294	3,471	268%
Other research costs	1,641	552	1,089	197%	2,442	712	1,730	243%
Total research and development expenses	$26,748	$11,213	$15,535	139%	$43,821	$21,062	$22,759	108%

Research and development expenses increased by $15.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to (i) an increase of $10.3 million in clinical and development costs primarily due to manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, as well as an increase of $1.6 million related to the Tallac Collaboration for work related to the IND filing planned for 2023, (ii) an increase of $0.4 million in preclinical costs primarily related to development of new targets, (iii) an increase of $1.8 million in personnel and related costs due primarily to an increase driven by headcount growth and a portion of a retention bonus payable to ScalmiBio stockholders, (iv) an increase of $2.0 million in stock-based compensation expense due to additional awards granted since June 30, 2021 and (v) an increase of $1.1 million in other research costs due primarily to an increase of $0.5 million in facility costs related to the expansion of our new laboratory space and remaining increase of $0.5 million in VAT fees related to companion drug purchased for use in our clinical trials.

Research and development expenses increased by $22.8 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to (i) an increase of $12.9 million in clinical and development costs primarily due to manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, as well as an increase of $2.6 million related to the Tallac Collaboration for work related to the IND filing planned for 2023, (ii) an increase of $0.8 million in preclinical costs primarily due to development of new targets and costs related to Tallac Collaboration, (iii) an increase of $3.8 million in personnel and related costs due primarily to an increase driven by headcount growth and a portion of a retention bonus payable to ScalmiBio stockholders, (iv) an increase of $3.5 million in stock-based compensation expense due to additional awards granted since June 30, 2021 and (v) an increase of $1.7 million in other research costs due primarily to an increase of $1.0 million in facility costs related to the expansion of our new laboratory space and remaining increase of $0.6 million in VAT fees related to companion drug purchased for use in our clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Personnel and related costs	$1,508	$1,209	$299	25%	$2,978	$2,396	$582	24%
Stock-based compensation expense	3,146	1,522	1,624	107%	6,572	2,743	3,829	140%
Other general and administrative costs	2,387	2,355	32	1%	5,165	4,306	859	20%
Total general and administrative expenses	$7,041	$5,086	$1,955	38%	$14,715	$9,445	$5,270	56%

General and administrative expenses increased by $2.0 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to (i) an increase of $1.6 million in stock-based compensation expense due to additional stock option awards granted since June 30, 2021 and (ii) an increase of $0.3 million in personnel and related costs primarily driven by headcount growth.

General and administrative expenses increased by $5.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to (i) an increase of $3.8 million in stock-based compensation expense due to additional stock option awards granted since June 30, 2021, (ii) an increase of $0.6 million in personnel and related costs primarily driven by headcount growth and (iii) an increase of $0.9 million in other costs primarily driven by an increase in legal patent fees, SEC related filing fees and facility and information technology costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of June 30, 2022, we had cash, cash equivalents and short-term and long-term investments of $324.2 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $259.4 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

•
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises; and
•
the impact of the ongoing COVID-19 pandemic or geopolitical risks, which may exacerbate the magnitude of the factors discussed above.

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

In December 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agent in our at-the-market equity offering program, or the ATM Offering Program. On March 25, 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. No sales have been made under the ATM Offering Program as of the date of this report.

We believe our existing cash, cash equivalents and short-term and long-term investments will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(37,672)	$(25,757)
Investing activities	(260,053)	(7)
Financing activities	502	1,509
Net decrease in cash, cash equivalents and restricted cash	$(297,223)	$(24,255)

Operating Activities

In the six months ended June 30, 2022, net cash used in operating activities of $37.7 million was attributable to a net loss of $57.5 million, offset by non-cash charges of $12.1 million and a change in our net operating assets and liabilities of $7.7 million. Non-cash charges consisted primarily of stock-based compensation expense of $11.3 million and non-cash lease costs of $0.5 million. The change in operating assets and liabilities was primarily due to (i) an increase in accounts payable and accrued expenses and other current liabilities of $8.8 million primarily due to timing of invoices and payments, (ii) a decrease in other non-current liabilities of $0.6 million and (iii) a decrease in other assets of $0.3 million.

In the six months ended June 30, 2021, net cash used in operating activities of $25.8 million was attributable to a net loss of $30.5 million, offset by non-cash charges of $4.3 million and a change in our net operating assets and liabilities of $0.5 million. Non-cash charges consisted primarily of stock-based compensation expense of $4.0 million and non-cash lease costs of $0.2 million. The change in operating assets and liabilities was primarily due to (i) an increase of $5.8 million in accounts payable, (ii) an increase of $2.3 million in other non-current liabilities due to the recognition of lease liabilities as a result of ASC 842 adoption as well as the commencement of new leases, (iii) an increase of $1.2 million in accrued expenses and other current liabilities, (iv) $0.7 million increase in payable and accrued liabilities due to related party, (v) a decrease of $9.0 million in other assets of which $5.7 million related to certain clinical activities and $3.3 million related to right-of-use assets due to the recognition of right-of-use assets as a result of ASC 842 adoption as well as the commencement of new leases and (vi) a decrease of $0.5 million in prepaids expenses and other current assets.

Investing Activities

In the six months ended June 30, 2022, net cash used in investing activities of $260.1 million was attributable to purchases of short-term and long-term investments of $279.2 million offset by cash received for sales and maturities of investments of $20.0 million and purchases of property and equipment of $0.8 million.

In the six months ended June 30, 2021, net cash used in investing activities was nominal.

Financing Activities

In the six months ended June 30, 2022, net cash provided by financing activities was $0.5 million and was attributable to proceeds from the exercise of stock options under equity incentive plans of $0.3 million and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million offset by principal payments on finance leases of $0.1 million.

In the six months ended June 30, 2021, net cash provided by financing activities was $1.5 million and was attributable to proceeds from the exercise of stock options under equity incentive plans.

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, finance leases, manufacturing and service contracts and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of June 30, 2022 (in thousands):

	June 30, 2022
	Total	2022	2023-2024	2025-2026	Thereafter
Operating lease obligations (i)	$8,572	$549	$2,519	$2,504	$3,000
Finance lease obligations (ii)	504	216	288	—	—
Manufacturing and service contracts (iii)	49,150	17,205	31,727	218	—
Total	$58,226	$17,970	$34,534	$2,722	$3,000
(i)
The payments consist of (i) payments due for the office space in Burlingame, California under a single operating sub-lease agreement that expires in 2023, (ii) payments due for the office space in South San Francisco, California under a single operating lease agreement that expires in 2026 and (iii) payments due for the office and laboratory space in Palo Alto, California under a single operating lease agreement that expires in 2030. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.
(ii)
Payments due for embedded finance leases related to a pharmaceutical support service contract. See Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details of related commitments.
(iii)
In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $46.5 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $2.6 million. We expect to make payments for these commitments through 2026 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

Our critical accounting policies are more fully described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Recent Accounting Pronouncements

See “Note 2. Significant Accounting Policies - Recent Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2022, we had cash, cash equivalents and short-term and long-term investments of $324.2 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, corporate debt securities and commercial paper and all our investments are classified as available-for-sale.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company’s investments consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds. During the periods presented, the Company has not experienced any realized losses on its deposits of cash, cash equivalents or investments.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2022. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
Our preclinical research for evorpacept is conducted primarily by a third-party service provider, Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc.), or Tallac Therapeutics, and we rely on Tallac Therapeutics to perform its contractual research obligations on an effective and timely basis;
▪
Contracting with third-party manufacturers for clinical supplies of our product candidates;
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $32.9 million and $16.3 million for the three months ended June 30, 2022 and 2021, respectively, and $57.5 million and $30.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $259.4 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2022, we had cash, cash equivalents and investments of $324.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operations through the fourth quarter of 2024. Our estimate as to how long we expect our existing cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We may never be successful in achieving our objectives and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and/or continue our operations.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as MDS, AML, HNSCC, gastric/ GEJ carcinoma, bladder cancer, or breast cancer. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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
▪
negative or inconclusive clinical trial results or interval changes to standards of care for the treatment of specific tumor types that may require us to conduct additional clinical trials or abandon certain drug development programs;
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

Subject enrollment may also be affected if new standards of care become widely available or our competitors have ongoing competing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. In addition, regulatory requirements governing clinical trials have changed and may continue to change in the future. The timing of our clinical trials depends on our ability to recruit subjects to participate in our studies and changes to regulatory requirements, if any, governing clinical trials may impede our ability to enroll subjects. Subject enrollment may also be affected by other factors, including:

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
▪
inability or delay in enrollment of subjects due to a variety of reasons, including outbreaks and public health crises, such as the ongoing COVID-19 pandemic; and
▪
an inability to appropriately enroll an ethnically and racially diverse patient population representative of the target patient population.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of CD47 pathway and others are based on entirely different approaches. We are aware that AbbVie (through its licensing agreement with I-Mab), Akesobio, Apexigen, Arch Therapeutics, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Conjupro Biotherapeutics, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, ImmuneOncia Therapeutics, ImmunceOnco Biopharma, Innovent, Kahr, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Shattuck Labs, SinoBiological, Sorrento Therapeutics, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We rely on Tallac Therapeutics, a third-party service provider, to conduct substantially all of our preclinical research activities for evorpacept. If Tallac Therapeutics does not successfully carry out its contractual duties or meet expected deadlines, there may be disruptions or delays to our evorpacept development pipeline and our business could be harmed.

We have the ability to independently conduct our preclinical research activities but we rely on a third-party service provider to conduct all of our preclinical research activities for evorpacept. Effective as of July 1, 2020, we transferred all of our preclinical research capabilities and nine of our employees, including our former Chief Scientific Officer, to Tallac Therapeutics, and entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics. Under the terms of the Tallac Services Agreement, Tallac Therapeutics will provide preclinical research services to us for the cost of these services plus a mark-up equal to 10.0% of such costs.

If Tallac Therapeutics does not successfully carry out its contractual obligations or meet expected deadlines, if Tallac Therapeutics needs to be replaced or if the quality or accuracy of the preclinical data Tallac Therapeutics obtains is compromised due to its failure to adhere to its or our preclinical protocols, regulatory requirements or for other reasons, our preclinical research efforts and studies may be extended or delayed, and there may be disruptions or delays to our evorpacept development pipeline. As a result, our evorpacept product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

Further, Tallac Therapeutics’ employees are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our evorpacept preclinical research efforts and studies. If Tallac Therapeutics fails to devote sufficient resources to the research and development of our evorpacept preclinical research programs and studies, or if its performance is substandard, there may be disruptions or delays to our evorpacept development pipeline. In addition, we must disclose our proprietary information to Tallac Therapeutics, which could increase the risk that this information will be misappropriated or that disputes related to our intellectual property with Tallac Therapeutics may occur, including the risks discussed below related to intellectual property matters.

If our relationship with Tallac Therapeutics terminates, hiring additional internal research and development employees will involve additional efforts and costs and could divert management’s time and focus. In addition, there is a natural transition period to train new employees. As a result, delays may occur, which can materially impact our ability to meet our desired preclinical timelines. Since Tallac Therapeutics is an early-stage company with a limited operating history, it may face challenges to its business and cease to operate, and we may need to hire employees on an accelerated timeline and on less favorable terms. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and results of operations.

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
▪
we may be required to change the way the product is administered, including changing the dose and/or schedule of administration, limit the patient population who can use the product or conduct additional clinical trials;
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

The FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020) and for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy (January 2020). In July 2022, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1. If a product candidate is intended for the treatment of a serious condition and preclinical or clinical data demonstrate the potential to address unmet medical need for such condition, a sponsor may apply for FDA Fast Track designation. Even though we received these Fast Track designations for evorpacept, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

If we decide to seek orphan drug designation for one or more of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with such orphan drug designation.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation (ODD) to evorpacept for treatment for gastric/GEJ cancer, and in June 2022, we were granted ODD to evorpacept for the treatment of patients with AML. We may seek ODD for certain additional indications for our product candidates in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with an ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product.

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

Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election on November 3, 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Regulations to the CPRA were to be finalized by July 1, 2022; however, the California Privacy Protection Agency (the agency responsible for promulgating the regulations) announced on February 17, 2022 that it will not publish final regulations until the third or fourth quarter of 2022, adding further uncertainty to our compliance obligations. Other states are beginning to consider and pass similar laws such as Virginia, Colorado, Utah, and Connecticut. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023; and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective on December 31, 2023; and on May 10, 2022, Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA, which will take effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with the CCPA, CPRA, and legislation proposed in other states. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

Additionally, the requirements for patentability may differ in certain countries. For example, in certain countries, there is no link between regulatory approval of a drug and its patent status, and patenting of medical uses of a claimed drug are prohibited. In addition, certain countries in Europe and other countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2022, we had 52 employees, including 38 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
▪
natural disasters, such as a fire, an earthquake or a flood, or outbreaks or public health crises, such as the ongoing COVID-19 pandemic or the recent spread of Monkeypox;
▪
a cybersecurity breach or a related breach of our information systems or data;
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

More than two years after the World Health Organization characterized COVID-19 as a pandemic, the COVID-19 pandemic continues to impact worldwide economic activity and financial markets. The extent to which the ongoing COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, including current and subsequent variants of COVID-19, new travel restrictions and social distancing measures in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

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

We may seek to enter into collaborations, licenses and other similar arrangements for the development or commercialization of our product candidates, due to strategic advantages to partnering with third parties and capital costs required to develop or commercialize the product candidate in such markets. For instance, we entered into a collaboration agreement with Tallac Therapeutics pursuant to which we expect to jointly develop, manufacture, and commercialize a novel cancer immunotherapy. We may not be successful in our efforts to establish such collaborations for our product candidates because our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, we filed an amendment to a Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022 and provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through at-the-market offerings. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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
▪
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises, including the impact of the ongoing COVID-19 pandemic and the ongoing geopolitical unrest related to Russia’s war with Ukraine;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of June 30, 2022, we had 40,745,252 shares of our common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

▪
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”);
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

While we are currently a large accelerated filer, we will become a “non-accelerated filer” in fiscal year 2023 and this status could make our common stock less attractive to investors.

Each year, we re-evaluate our SEC filing status. Accordingly, due to our public float as of June 30, 2022, we will become a non-accelerated filer in fiscal year 2023. For as long as we continue to be a non-accelerated filer, we may choose to take advantage of not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of SOX. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive if we choose to rely on this exemption. If some investors find our common stock less attractive as a result of our non-accelerated filer status, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2022 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.3% of our outstanding voting stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, as long as such attestation report is required pursuant to such section by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. As discussed above, we have identified material weaknesses in the past which have since been remediated. However, our remediation of previous material weaknesses may not prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations and the trading price of our common stock.

We are required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. We were no longer an “emerging growth company” as of December 31, 2021 as the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021. As such, pursuant to Section 404(b) of the Sarbanes-Oxley Act, our independent registered public accounting firm attested to the effectiveness of our internal control over financial reporting as of December 31, 2021.

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

ALX ONCOLOGY HOLDINGS INC.

Date: August 8, 2022	By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2022	By:	/s/ Shelly Pinto
Shelly Pinto
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)