Form 10-Q
period 2022-09-30
ALX ONCOLOGY HOLDINGS INC
filed 2022-11-08
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the Registrant had 40,755,452 shares of common stock outstanding, $0.001 par value per share.

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
▪
the impact of the ongoing COVID-19 pandemic, rising interest rates, or geopolitical risks on our business;
▪
our plans for and prospects of our acquisitions and other business development activities, and our ability to successfully capitalize on these opportunities; and

▪
our anticipated use of our existing cash and cash equivalents, short-term and long-term investments, and the funds available from our term loan.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$49,054	$363,667
Short-term investments	235,855	—
Prepaid expenses and other current assets	5,899	3,352
Total current assets	290,808	367,019
Property and equipment, net	2,336	897
Long-term investments	8,217	—
Other assets	16,328	12,267
Total assets	$317,689	$380,183

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,880	$3,764
Payable and accrued liabilities due to related party	2,759	1,630
Accrued expenses and other current liabilities	16,604	9,901
Total current liabilities	25,243	15,295
Other non-current liabilities	5,483	1,839
Total liabilities	30,726	17,134
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 40,748,290 and 40,587,067 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	41	41
Additional paid-in capital	583,184	564,993
Accumulated other comprehensive loss	(1,504)	—
Accumulated deficit	(294,758)	(201,985)
Total stockholders’ equity	286,963	363,049
Total liabilities and stockholders’ equity	$317,689	$380,183

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$29,382	$18,214	$73,203	$39,276
General and administrative	7,299	6,362	22,014	15,807
Total operating expenses	36,681	24,576	95,217	55,083
Loss from operations	(36,681)	(24,576)	(95,217)	(55,083)
Interest income	1,370	22	2,471	70
Other expense, net	(9)	(12)	(27)	(12)
Net loss	$(35,320)	$(24,566)	$(92,773)	$(55,025)
Net loss per share, basic and diluted	$(0.87)	$(0.61)	$(2.28)	$(1.37)
Weighted-average shares of common stock used to compute net loss per shares, basic and diluted	40,747,026	40,396,188	40,684,172	40,234,159

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(35,320)	$(24,566)	$(92,773)	$(55,025)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(248)	—	(1,504)	—
Total comprehensive loss	$(35,568)	$(24,566)	$(94,277)	$(55,025)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	40,587,067	$41	$564,993	$—	$(201,985)	$363,049
Issuance of common stock under equity incentive plans	69,565	—	185	—	—	185
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available-for-sale investments	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	(24,533)	(24,533)
Balance as of March 31, 2022	40,656,632	41	570,679	(606)	(226,518)	343,596
Issuance of common stock under equity incentive plans	44,618	—	155	—	—	155
Issuance of common stock under employee stock purchase plan	44,002	—	302	—	—	302
Stock-based compensation	—	—	5,836	—	—	5,836
Unrealized loss on available-for-sale investments	—	—	—	(650)	—	(650)
Net loss	—	—	—	—	(32,920)	(32,920)
Balance as of June 30, 2022	40,745,252	41	576,972	(1,256)	(259,438)	316,319
Issuance of common stock under equity incentive plans	3,038	—	5	—	—	5
Stock-based compensation	—	—	6,207	—	—	6,207
Unrealized loss on available-for-sale investments	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(35,320)	(35,320)
Balance as of September 30, 2022	40,748,290	$41	$583,184	$(1,504)	$(294,758)	$286,963

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	39,844,522	$40	$548,327	$—	$(118,522)	$429,845
Issuance of common stock under equity incentive plans	364,047	—	1,024	—	—	1,024
Stock-based compensation	—	—	1,800	—	—	1,800
Net loss	—	—	—	—	(14,185)	(14,185)
Balance as of March 31, 2021	40,208,569	40	551,151	—	(132,707)	418,484
Issuance of common stock under equity incentive plans	114,488	—	464	—	—	464
Issuance of common stock under employee stock purchase plan	2,213	—	103	—	—	103
Stock-based compensation	—	—	2,237	—	—	2,237
Net loss	—	—	—	—	(16,274)	(16,274)
Balance as of June 30, 2021	40,325,270	40	553,955	—	(148,981)	405,014
Issuance of common stock under equity incentive plans	161,017	—	533	—	—	533
Stock-based compensation	—	—	4,191	—	—	4,191
Net loss	—	—	—	—	(24,566)	(24,566)
Balance as of September 30, 2021	40,486,287	$40	$558,679	$—	$(173,547)	$385,172

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(92,773)	$(55,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	17
Non-cash lease costs	816	460
Stock-based compensation	17,544	8,228
Net amortization of premiums and accretion of discounts on investments	(256)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,613)	(2,042)
Other assets	(267)	(10,653)
Accounts payable	2,052	3,620
Payable and accrued liabilities due to related party	1,129	386
Accrued expenses and other current liabilities	6,412	2,333
Other non-current liabilities	(836)	2,063
Net cash used in operating activities	(68,555)	(50,613)
Investing activities
Purchase of investments	(315,820)	—
Maturities of investments	70,500	—
Purchase of property and equipment	(1,038)	(405)
Net cash used in investing activities	(246,358)	(405)
Financing activities
Proceeds from exercise of stock options under equity incentive plan	345	2,022
Proceeds from issuance of common stock under employee stock purchase plan	302	103
Principal payments on finance leases	(281)	(177)
Net cash provided by financing activities	366	1,948
Net decrease in cash, cash equivalents and restricted cash	(314,547)	(49,070)
Cash, cash equivalents and restricted cash at beginning of year	363,667	434,219
Cash, cash equivalents and restricted cash at end of period	$49,120	$385,149

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$876	$129
Right-of-use asset acquired under operating leases	$4,684	$1,812
Right-of-use asset acquired under finance leases	$—	$834

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$49,054	$385,149
Restricted cash (included in other assets)	66	—
Total cash and cash equivalents and restricted cash	$49,120	$385,149

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

The Company wholly-owns two subsidiaries, ALX Oncology Limited, incorporated in Ireland, and ScalmiBio, Inc., incorporated in Delaware. ALX Oncology Inc., incorporated in Delaware, and Alexo International Holdings Limited, incorporated in Malta are wholly-owned subsidiaries of ALX Oncology Limited. Alexo Therapeutics International, incorporated in the Cayman Islands, is a wholly-owned subsidiary of Alexo International Holdings Limited. Sirpant Therapeutics, incorporated in the Cayman Islands, is a wholly-owned subsidiary of Alexo Therapeutics International. All the companies are collectively known as the Subsidiaries.

As of September 30, 2022, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

The condensed consolidated balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including those related to the estimated useful lives of long-lived assets, clinical trial accruals, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

The Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized within other expense, net in the condensed consolidated statements of operations, and an allowance for credit loss is recorded on the condensed consolidated balance sheets. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive loss, net of tax as a separate component of consolidated stockholders’ equity.

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

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$39,271	$—	$—	$39,271
U.S. Treasury securities	Level 1	80,872	—	(741)	80,131
Corporate debt securities	Level 2	56,371	—	(653)	55,718
Commercial paper	Level 2	86,573	—	—	86,573
Asset-backed securities	Level 2	13,512	—	(79)	13,433
Long-term investments
U.S. Treasury securities	Level 1	1,436	—	(2)	1,434
Asset-backed securities	Level 2	1,725	—	(14)	1,711
Corporate debt securities	Level 2	5,088	—	(15)	5,073
Total		$284,848	$—	$(1,504)	$283,344

	December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$357,181	$—	$—	$357,181

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$39,271	$357,181
Short-term investments	235,855	—
Long-term investments	8,218	—
Total	$283,344	$357,181

Cash and cash equivalents in the above table excludes bank account cash of $9.8 million and $6.5 million as of September 30, 2022 and December 31, 2021, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Maturing in one year or less	$275,126	$357,181
Maturing after one year through five years	8,218	—
Total	$283,344	$357,181

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months and nine months ended September 30, 2022 and 2021 and there were no financial instruments classified as Level 3 as of September 30, 2022.

As of September 30, 2022, accrued interest receivable related to the Company’s investments was $0.7 million and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of September 30, 2022, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of September 30, 2022, no allowance for credit losses for the Company’s investments was recorded. During the three months and nine months ended September 30, 2022, the Company did not recognize any impairment losses related to investments.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$1,321	$324
Computer hardware and software	312	241
Leasehold improvements	246	229
Furniture and fixtures	166	166
Construction in progress	591	—
Property and equipment, gross	2,636	960
Less: accumulated depreciation and amortization	(300)	(63)
Property and equipment, net	$2,336	$897

Depreciation and amortization expense was $0.1 million and $0.2 million for the three months and nine months ended September 30, 2022 respectively, and nominal for the three months and nine months ended September 30, 2021.

Other Assets

The following table presents the components of other assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Long-term prepaid clinical expenses	$6,913	$6,694
Long-term prepaid contract manufacturing costs	2,854	2,854
Operating lease right-of-use assets	5,893	1,829
Finance lease right-of-use assets	410	746
Deposits	144	144
Restricted cash	66	—
Accrued interest	48	—
Total other assets	$16,328	$12,267

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Accrued contract manufacturing	$5,477	$693
Accrued compensation and related expenses	4,849	3,294
Accrued clinical and nonclinical study costs	3,698	4,125
Operating lease liabilities, current	724	313
Accrued professional fees	571	790
Finance lease liabilities, current	393	429
Other	892	257
Total accrued expenses and other current liabilities	$16,604	$9,901

(5) LEASES

In conjunction with the adoption of ASC 842 on January 1, 2021, the Company evaluated its vendor contracts to identify embedded leases, if any, and noted that a pharmaceutical support services agreement entered into in May 2016 included leases under ASC 842 because the Company has the right to direct the use of certain equipment. The embedded leases commenced in September 2020 and expire in August 2023 with no stated option to extend the term. The Company classified the leases as finance leases.

In May 2021, the Company entered into a lease agreement for approximately 10,000 square feet of office space located in South San Francisco, California. The lease commenced on June 6, 2021 and expires on August 31, 2026. The lease does not provide an option to extend after it expires. The total lease payments for the life of the lease are approximately $2.0 million. The Company classified the lease as an operating lease.

In February 2022, the Company entered into a lease agreement totaling approximately 11,074 square feet of office and laboratory space located in Palo Alto, California. The lease consists of two premises and expires in February 2030. The lease provides for an option to extend for two years after expiration. The lease for one premise commenced in February 2022 and the second premise commenced in April 2022. The lease provides for an annual base rent of approximately $0.8 million, which increases on an annual basis by 3%. The total lease payments for the life of the lease are approximately $7.0 million. The Company is also responsible for leasehold improvement costs related to the second premise, which are expected to be approximately $2.0 million, of which $1.5 million is to be paid with interest at a rate of 7% per annum as additional payments over the life of the lease. The Company classified the lease as an operating lease. Under the terms of the lease agreement, the Company issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted cash deposit of $0.1 million (see Note 4 “Other Assets”).

As of September 30, 2022, the right-of-use asset, or ROU, recorded for operating leases and finance leases was $5.9 million and $0.4 million, respectively. These amounts were included in other assets on the condensed consolidated balance sheets.

The following table presents the maturities and balance sheet information of the Company’s operating and finance lease liabilities as of September 30, 2022 (in thousands, except lease term and discount rate):

	September 30, 2022
	Operating Leases	Finance Leases
2022 (remaining 3 months)	$297	$108
2023	1,246	288
2024	1,273	—
2025	1,311	—
2026	1,193	—
Thereafter	3,000	—
Total lease payments	8,320	396
Less: imputed interest	(2,097)	(3)
Total lease liabilities	$6,223	$393

Lease liabilities: current (i)	$740	$393
Lease liabilities: non-current (ii)	5,483	—
Total lease liabilities	$6,223	$393

Weighted average remaining lease term (in years)	6.5	0.9
Weighted average discount rate	8.4%	1.7%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party on the condensed consolidated balance sheets and includes a nominal amount due to Tallac Therapeutics, Inc. for an operating lease.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$320	$132	$840	$229
Variable lease cost and other, net (i)	60	22	203	61
Short-term lease cost	3	—	86	—
Finance lease cost:
Amortization of right-of-use assets	112	112	336	257
Interest	2	3	7	10
Total lease costs	$497	$269	$1,472	$557

(i)
The variable lease cost and other, net is comprised primarily of common area maintenance charges for the operating lease, which are dependent on usage. These costs are classified as operating lease expense due to the election to not separate lease and non-lease components. These costs were not included within the measurement of the Company’s operating lease ROU assets and operating lease liabilities.

The following table presents the supplemental cash flow disclosures for cash paid for leases (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$681	$141
Operating cash flows from finance leases	$7	$7
Financing cash flows from finance leases	$281	$177
Right-of-use asset acquired under leases
Operating leases	$4,684	$1,812
Finance leases	$—	$834

(6) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of September 30, 2022 and December 31, 2021, the Company had 40,748,290 and 40,587,067 shares of common stock outstanding, respectively.

Common stock reserved for future issuance as of September 30, 2022 consists of the following:

September 30,
2022
Stock options issued and outstanding	6,214,107
Stock options authorized for future issuance	2,973,368
Employee Stock Purchase Plan shares authorized for future issuance	1,152,691
Restricted stock issued and outstanding	870,399
Total	11,210,565

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

On January 1, 2022, the number of shares available under the 2020 Plan was increased by 1,623,483 shares. As of September 30, 2022, the number of shares of common stock available for issuance under the 2020 Plan was 2,973,368.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

On January 1, 2022, the number of shares available under the ESPP was increased by 405,871 shares. As of September 30, 2022, the number of shares of common stock available for issuance under the ESPP was 1,152,691.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$2,931	$1,519	$7,696	$2,813
General and administrative	3,276	2,672	9,848	5,415
Total	$6,207	$4,191	$17,544	$8,228

Restricted Stock Units

The following table provides a summary of restricted stock unit activity under the 2020 Plan:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Restricted stock units as of December 31, 2021	15,075	$58.56	1.8	$324
Granted	904,750	13.55
Released	(3,701)	58.56
Canceled/forfeited	(45,725)	16.55
Restricted stock units as of September 30, 2022	870,399	$13.98	1.8	$8,330

(8) RELATED-PARTY TRANSACTIONS

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics, Inc., or Tallac, effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development, or R&D, costs within the condensed consolidated statements of operations. During the three months and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Services Agreement. During the three months and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Services Agreement.

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

The Company accounts for R&D costs in accordance with ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the three months and nine months ended September 30, 2022, the Company recorded $2.5 million and $6.2 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement. During the three months and nine months ended September 30, 2021, the Company recorded $0.8 million and $1.4 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

The Tallac Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of September 30, 2022 and December 31, 2021, the Company had accrued expenses of $2.5 million and $1.4 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

Operating Sub-lease Agreement with Tallac

The Company leases office space in Burlingame, California under a single operating sub-lease agreement with Tallac. Refer to Note 5 “Leases” for additional discussion.

(9) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(35,320)	$(24,566)	$(92,773)	$(55,025)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	40,747,026	40,396,188	40,684,172	40,234,159
Net loss per share, basic and diluted	$(0.87)	$(0.61)	$(2.28)	$(1.37)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for all periods presented because including them would have been anti-dilutive:

	September 30,
	2022	2021
Stock options issued and outstanding	6,214,107	4,892,109
Restricted stock issued and outstanding	870,399	15,075
Employee Stock Purchase Plan estimated shares issuable	21,775	2,001
Total	7,106,281	4,909,185

(10) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2022.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of September 30, 2022, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

In November 2015, the Company entered into a master service agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $42.0 million as of September 30, 2022. In addition, the Company has commitments with two other drug product manufacturers that commit the Company to certain future purchase obligations of approximately $0.8 million as of September 30, 2022. The Company expects to make payments for these commitments through 2026 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company’s service providers, up to the date of cancellation.

(11) SUBSEQUENT EVENTS

In October 2022, the Company entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million and has access to draw an additional $40.0 million through the end of 2023. The Loan Agreement provides for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term Secured Overnight Financing Rate, or SOFR, and (ii) 2.33%, plus 6.25%. The minimum per annum interest rate is 8.58%. Interest on the term loans is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans mature on October 1, 2027. The Company will begin to make principal payments in equal monthly installments beginning on December 1, 2025. However, if either of the milestone related tranche term loans are funded, then the Company will begin to make principal payments in equal monthly installments beginning on December 1, 2026.

The term loans may be prepaid in full or in part, in increments of $10.0 million, with various prepayment premiums. Upon the earlier prepayment or maturity of any term loan, the Company is required to pay a fee of 6.0% of the original principal amount of such funded term loan. The Company is also obligated to pay other customary fees for a loan facility of this size and type. The term loans under the Loan Agreement are secured by substantially all of the Company’s assets, except the Company’s intellectual property, which is the subject of a negative pledge, and will be guaranteed by the Company’s future subsidiaries, subject to certain limitations. Upon the outstanding balance of the term loans reaching $75.0 million or greater, the Company’s intellectual property will become collateral. The Company and its subsidiary, ALX Oncology Limited, have guaranteed the obligations under the Loan Agreement. The Loan Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on its capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates based on expertise in protein engineering and oncology led by the CD47 blocker, evorpacept (evorpacept is the International Nonproprietary Name (INN) and the recommended United States Adopted Name (USAN); this product is also known as ALX148), currently in multiple Phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and will enhance the immune activation of broadly used anti-cancer agents through combination treatment strategies. As of September 30, 2022, we had dosed over 300 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We plan to initiate additional studies in combination with leading anti-cancer agents.

In solid tumors, we are conducting two ongoing randomized Phase 2 trials (ASPEN-03 and ASPEN-04) of evorpacept for the treatment of first-line advanced head and neck squamous cell carcinoma, or HNSCC, with the first subject enrolled in the ASPEN-03 trial in May 2021 and the first subject enrolled in the ASPEN-04 trial in July 2021. In February 2020, the Food and Drug Administration, or the FDA, granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC. In July 2022, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1. In March 2022, we began a randomized Phase 2/3 trial (ASPEN-06) of evorpacept for the treatment of second and third line advanced HER2-overexpressing gastric/gastroesophageal junction, or GEJ, cancer and dosed the first patient. In January 2020, the FDA granted Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab and fluoropyrimidine or platinum containing chemotherapy. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation to evorpacept for the treatment of patients with gastric/GEJ cancer. We expect to initiate a new clinical study (ASPEN-07) to investigate evorpacept in combination with an antibody-drug conjugate (ADC), enfortumab vedotin-ejfv, for the second-line treatment of locally advanced or metastatic urothelial cancer, or UC, in the fourth quarter of 2022. Our collaborator, Zymeworks, is conducting an ongoing Phase 1 trial for the treatment of advanced HER2-expressing breast cancer and other solid tumors and enrolled the first subject in October 2021. In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative to evaluate evorpacept in combination with fam-trastuzumab - deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

In hematologic malignancies, we have initiated two Phase 1 trials of evorpacept: one for the treatment of myelodysplastic syndromes, or MDS (ASPEN-02), and the other for treatment of acute myeloid leukemia, or AML (ASPEN-05), with the first patient dosed in each trial in October 2020 and October 2021, respectively. In June 2022, we paused enrollment in the ASPEN-05 AML trial based on the desire to leverage upcoming dose optimization data from the ASPEN-02 MDS study to inform dose optimization in ASPEN-05. In June 2022, the FDA’s Office of Orphan Drug Products Development granted Orphan Drug Designation to evorpacept for the treatment of patients with AML.

In 2021, an investigator-sponsored trial (IST) of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive non-Hodgkin lymphoma, or NHL, at MD Anderson Cancer Center. In 2022, a Phase 2 IST of evorpacept in combination with pembrolizumab and cetuximab was initiated at the University of Colorado in patients with refractory microsatellite stable metastatic colorectal cancer, with the first patient dosed in August 2022.

Based on our early clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments.

Our second program, ALTA-002, is a collaboration between the Company and Tallac Therapeutics, Inc. (Tallac) that combines our company’s SIRPα antibody with Tallac’s toll-like receptor 9 (TLR9) agonist, resulting in a potent immune activator targeted to myeloid cells in the tumor to promote innate and adaptive anti-cancer immune responses. This novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation. An investigational new drug, or IND, for ALTA-002 is planned for 2023. Additionally, with our acquisition of ScalmiBio, Inc. (ScalmiBio), we are planning to expand our pipeline of drug candidates to ADCs based on expertise in protein engineering and oncology.

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

In July 2020, we completed our initial public offering, raising net proceeds of $169.5 million, after deducting underwriting discounts and commissions of $13.0 million and offering-related expenses of $3.2 million. In December 2020, we completed a follow-on offering, raising net proceeds of $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million. From inception through September 30, 2022, we have raised an aggregate of $545.3 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering and $194.9 million were net proceeds from our follow-on offering.

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

In October 2022, we entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (Lenders). Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion.

We have incurred net losses in each year since inception. Our net losses were $35.3 million and $24.6 million for the three months ended September 30, 2022 and 2021, respectively, and $92.8 million and $55.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $294.8 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance evorpacept through multiple clinical trials in multiple indications;
•
pursue regulatory approval of evorpacept in hematological malignancies and solid tumors;
•
continue our discovery and preclinical and clinical development efforts, including our collaborations with Tallac Therapeutics, Zymeworks, and Quantum Leap Healthcare Collaborative and our acquisition of ScalmiBio;
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

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, evorpacept, which include:

•
expenses incurred in connection with preclinical and clinical development, including expenses incurred under collaboration agreements and under agreements with contract research organizations, or CROs;
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

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, inflationary pressures, expanded infrastructure and higher consulting, legal, tax and regulatory-related services associated with maintaining compliance with stock exchange listing and SEC requirements, audit and investor relations costs, director and officer insurance premiums and other costs associated with being a public company.

Interest Income

Our interest income consists primarily of interest income on cash, cash equivalents and short-term and long-term investments.

Other Expense, Net

Our other expense, net, consists primarily of interest expense on finance leases.

Results of Operations

The following table summarizes our results of operations for the three months and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$29,382	$18,214	$11,168	61%	$73,203	$39,276	$33,927	86%
General and administrative	7,299	6,362	937	15%	22,014	15,807	6,207	39%
Total operating expenses	36,681	24,576	12,105	49%	95,217	55,083	40,134	73%
Loss from operations	(36,681)	(24,576)	(12,105)	49%	(95,217)	(55,083)	(40,134)	73%
Interest income	1,370	22	1,348	NM	2,471	70	2,401	NM
Other expense, net	(9)	(12)	3	-25%	(27)	(12)	(15)	125%
Net loss	$(35,320)	$(24,566)	$(10,754)	44%	$(92,773)	$(55,025)	$(37,748)	69%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Clinical and development costs	$19,966	$13,977	$5,989	43%	$47,686	$28,775	$18,911	66%
Preclinical costs	1,264	371	893	241%	3,112	1,419	1,693	119%
Personnel and related costs	3,944	1,936	2,008	104%	10,990	5,146	5,844	114%
Stock-based compensation expense	2,931	1,519	1,412	93%	7,696	2,813	4,883	174%
Other research costs	1,277	411	866	211%	3,719	1,123	2,596	231%
Total research and development expenses	$29,382	$18,214	$11,168	61%	$73,203	$39,276	$33,927	86%

Research and development expenses increased by $11.2 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to (i) an increase of $6.0 million in clinical and development costs primarily due to clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, as well as an increase of $1.4 million related to the Tallac Collaboration for costs related to the IND filing planned for 2023, (ii) an increase of $0.9 million in preclinical costs primarily related to development of new targets, (iii) an increase of $2.0 million in personnel and related costs due primarily to an increase driven by headcount growth and a portion of a retention bonus payable to ScalmiBio stockholders, (iv) an increase of $1.4 million in stock-based compensation expense due to additional awards granted since September 30, 2021 and (v) an increase of $0.9 million in other research costs due primarily to an increase of $0.5 million in facility costs related to the expansion of our new laboratory space and an increase of $0.3 million in VAT fees related to companion drug purchased for use in our clinical trials.

Research and development expenses increased by $33.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to (i) an increase of $18.9 million in clinical and development costs primarily due to manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, as well as an increase of $3.9 million related to the Tallac Collaboration for costs related to the IND filing planned for 2023, (ii) an increase of $1.7 million in preclinical costs primarily due to development of new targets and costs related to the Tallac Collaboration for costs related to the IND filing planned for 2023, (iii) an increase of $5.8 million in personnel and related costs due primarily to an increase driven by headcount growth and a portion of a retention bonus payable to ScalmiBio stockholders, (iv) an increase of $4.9 million in stock-based compensation expense due to additional awards granted since September 30, 2021 and (v) an increase of $2.6 million in other research costs due primarily to an increase of $1.5 million in facility costs related to the expansion of our new laboratory space and an increase of $0.9 million in VAT fees related to companion drug purchased for use in our clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Personnel and related costs	$1,381	$1,444	$(63)	-4%	$4,359	$3,839	$520	14%
Stock-based compensation expense	3,276	2,672	604	23%	9,848	5,415	4,433	82%
Other general and administrative costs	2,642	2,246	396	18%	7,807	6,553	1,254	19%
Total general and administrative expenses	$7,299	$6,362	$937	15%	$22,014	$15,807	$6,207	39%

General and administrative expenses increased by $0.9 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to (i) an increase of $0.6 million in stock-based compensation expense due to additional stock option awards granted since September 30, 2021 and (ii) an increase of $0.4 million in facility and information technology costs related to the expansion of our office space.

General and administrative expenses increased by $6.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to (i) an increase of $4.4 million in stock-based compensation expense due to additional stock option awards granted since September 30, 2021, (ii) an increase of $0.5 million in personnel and related costs primarily driven by headcount growth and (iii) an increase of $1.3 million in other costs primarily driven by an increase in legal patent fees, company filing fees and facility and information technology costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of September 30, 2022, we had cash, cash equivalents and short-term and long-term investments of $293.1 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $294.8 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Other than the Loan Agreement, we do not have any committed external source of funds. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

In October 2022, we entered into the Loan Agreement with the Lenders. Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. For a description of the terms of the Loan Agreement, see “Note 11. Subsequent Events” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe our existing cash, cash equivalents, short-term and long-term investments and funds available from our term loan will enable us to fund our operating expenses and capital expenditure requirements through the middle of 2025. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(68,555)	$(50,613)
Investing activities	(246,358)	(405)
Financing activities	366	1,948
Net decrease in cash, cash equivalents and restricted cash	$(314,547)	$(49,070)

Operating Activities

In the nine months ended September 30, 2022, net cash used in operating activities of $68.6 million was attributable to a net loss of $92.8 million, offset by non-cash charges of $18.3 million and a change in our net operating assets and liabilities of $5.9 million. Non-cash charges consisted primarily of stock-based compensation expense of $17.5 million and non-cash lease costs of $0.8 million. The change in operating assets and liabilities was primarily due to (i) an increase in accounts payable and accrued expenses and other current liabilities of $9.6 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $2.6 million, (iii) a decrease in other non-current liabilities of $0.8 million and (iv) a decrease in other assets of $0.3 million.

In the nine months ended September 30, 2021, net cash used in operating activities of $50.6 million was attributable to a net loss of $55.0 million and a change in net operating assets and liabilities of $4.3 million, offset by non-cash charges of $8.7 million. The change in operating assets and liabilities was primarily due to $3.6 million increase in accounts payable due to timing of invoice and payments, offset by $6.6 million increase in other assets related to long-term prepaid clinical costs and $2.0 million increases in prepaid expenses and other current assets. Non-cash charges consisted primarily of stock-based compensation expense of $8.2 million and non-cash lease costs of $0.4 million.

Investing Activities

In the nine months ended September 30, 2022, net cash used in investing activities of $246.4 million was attributable to purchases of short-term and long-term investments of $315.8 million offset by cash received for maturities of investments of $70.5 million and purchases of property and equipment of $1.0 million.

In the nine months ended September 30, 2021, net cash used in investing activities was $0.4 million for purchases of property and equipment.

Financing Activities

In the nine months ended September 30, 2022, net cash provided by financing activities was $0.4 million and was attributable to proceeds from the exercise of stock options under equity incentive plans of $0.4 million and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million offset by principal payments on finance leases of $0.3 million.

In the nine months ended September 30, 2021, net cash provided by financing activities was $1.9 million, which were driven by $2.0 million proceeds from exercise of common stock under equity incentive plans and $0.1 million proceeds from issuance of common stock pursuant to employee stock purchase plan, offset by $0.2 million of principal payments on finance leases.

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, finance leases, manufacturing and service contracts and other research and development activities. The following table aggregates our material expected contractual obligations and commitments as of September 30, 2022 (in thousands):

	September 30, 2022
	Total	2022	2023-2024	2025-2026	Thereafter
Operating lease obligations (i)	$8,320	$297	$2,519	$2,504	$3,000
Finance lease obligations (ii)	396	108	288	—	—
Manufacturing and service contracts (iii)	42,733	8,824	33,467	442	—
Total	$51,449	$9,229	$36,274	$2,946	$3,000
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
(iii)
In November 2015, we entered into a master service agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $42.0 million. In addition, we have commitments with two other drug product manufacturers that commit us to certain future purchase obligations of approximately $0.8 million. We expect to make payments for these commitments through 2026 based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

Our critical accounting policies are more fully described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Recent Accounting Pronouncements

See “Note 2. Significant Accounting Policies - Recent Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2022, we had cash, cash equivalents and short-term and long-term investments of $293.1 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, corporate debt securities and commercial paper and all our investments are classified as available-for-sale.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2022. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
We rely on third-party manufacturers for clinical supplies of our product candidates;
▪
The levels of our debt and compliance with the terms of our loan agreement could restrict our ability to operate our business;
▪
The ongoing COVID-19 pandemic and geopolitical unrest related to Russia’s war with Ukraine could adversely impact our business including our ongoing and planned clinical trials and preclinical research; and

▪
In the past, we have identified material weaknesses in our internal control over financial reporting. If the remediation measures we implemented are not effective, investors may lose confidence in our financial reports.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $35.3 million and $24.6 million for the three months ended September 30, 2022 and 2021, respectively, and $92.8 million and $55.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $294.8 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for evorpacept and advance our other programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have incurred and expect to continue to incur additional costs associated with operating as a public company and compliance with legal, accounting and other regulatory requirements. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts. Further, any decline in our stock price or perceived potential decline in our stock price that may be associated with stock market volatility generally, may negatively impact our ability to raise capital.

As of September 30, 2022, we had cash, cash equivalents and investments of $293.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments and funds available from our term loan, will be sufficient to fund our operations through the middle of 2025. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our cash, cash equivalents and investments to advance the clinical development of evorpacept, as well as for working capital and other general corporate purposes. This may include additional preclinical research, clinical development, hiring additional personnel, capital expenditures, the potential acquisition of businesses or assets and the costs of operating as a public company, as well as for working capital and other general corporate purposes. Advancing the development of evorpacept and our other programs will require a significant amount of capital. Our current cash, cash equivalents and investments on hand, may not be sufficient to fund all of the actions that are necessary to complete the development of evorpacept or our other programs.

We expect to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Other than the Loan Agreement, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. We recently entered into our Loan Agreement for additional capital, and the Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The terms of our Loan Agreement require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility, and may subject us to default.

In October 2022, we entered into the Loan Agreement with the Lenders, under which we have borrowed $10.0 million and we have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

The term loans under the Loan Agreement mature on October 1, 2027. The Company will begin to make principal payments in equal monthly installments beginning on December 1, 2025, and if either of the milestone related tranche term loans are funded, then the Company will begin to make principal payments in equal monthly installments beginning on December 1, 2026. The term loans accrue interest at a floating rate as described elsewhere in this report, and interest is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full or in part in increments of $10.0 million, with various prepayment premiums. Upon the earlier of prepayment or maturity of any term loan, we are required to pay a fee of 6.0% of the original principal amount of such funded term loan. We are also obligated to pay other customary fees for a loan facility of this type and size.

The term loans under the Loan Agreement are secured by substantially all of our assets, except our intellectual property, which is the subject of a negative pledge, and will be guaranteed by our future subsidiaries, subject to certain limitations. Upon the outstanding balance of the term loans reaching $75.0 million or greater, our intellectual property will become collateral.

The Loan Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on our capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

If we default under the Loan Agreement, the Lenders will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. The events of default under the Loan Agreement include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, and judgment defaults. The occurrence of an event of default could result in the acceleration of our obligations under the Loan Agreement, the termination of the Lenders’ commitments, a 5.0% increase in the applicable rate of interest and the exercise by the Lender of other rights and remedies provided for under the Loan Agreement. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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
▪
investigational site or trial subjects withdrawing or dropping out of clinical trials at a higher rate than anticipated; and
▪
manufacturing sufficient quantities of product candidate for use in clinical trials.

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

If evorpacept or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have observed single-digit incident rates of treatment-related grade three and higher cytopenias across our clinical program in a heavily pre-treated group of subjects who are typical participants in early-stage cancer trials and are often hematologically fragile at baseline. Subjects in our evorpacept combination clinical trials experienced a number of treatment-related adverse events that were mostly low-grade and manageable, including fatigue, rash, aspartate aminotransferase, or AST, increase, platelets decrease, alanine aminotransferase, or ALT, increase, pruritus, pyrexia, decreased appetite, anemia, infusion reaction, neutropenia, nausea, alkaline phosphate increase, arthralgia, white blood cell decrease and myalgia. Treatment-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of evorpacept or any of our future product candidates, including in combination with therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 pathway and others are based on entirely different approaches. We are aware that AbbVie (through its licensing agreement with I-Mab), Akesobio, Apexigen, Arch Oncology, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Conjupro Biotherapeutics, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, ImmuneOncia Therapeutics, ImmunceOnco Biopharma, Innovent, Kahr, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Shattuck Labs, SinoBiological, Sorrento Therapeutics, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We have the ability to independently conduct our preclinical research activities but we rely on a third-party service provider to conduct all of our preclinical research activities for evorpacept. Effective as of July 1, 2020, we transferred our preclinical research capabilities at such time and nine of our employees, including our former Chief Scientific Officer, to Tallac Therapeutics, and entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics. Under the terms of the Tallac Services Agreement, Tallac Therapeutics will provide preclinical research services to us for the cost of these services plus a mark-up equal to 10.0% of such costs.

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

While we have received certain FDA Fast Track designations, such Fast Track designations may not lead to a faster development or regulatory review or approval process, and do not increase the likelihood that the drug will receive marketing approval.

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

While we have received certain orphan drug designations, we may be unable to maintain the benefits associated with such orphan drug designation. If we decide to seek orphan drug designation for additional indications for our product candidates in the future, we may be unsuccessful.

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

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020, codifying a policy change that was effective January 1, 2019. In 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including officials of non-U.S. governments.

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

One of the primary safeguards, the Standard Contractual Clauses adopted by the European Commission, has been recently updated. Any existing data transfer arrangement that relies on the previous version of the Standard Contractual Clauses needs to be updated by December 27, 2022, which could increase our costs. With regard to the data transfers outside of the EEA to the United States, in March 2022, the European Union and United States announced a political agreement on a new framework for personal information transfers. Once this framework has been formalized and officially adopted, we may consider relying on it to transfer personal information from the EEA to the United States.

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

Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Draft regulations to the CPRA are currently under review but we will not have clarity regarding our compliance obligations until the regulations are finalized. Other states are beginning to consider and pass similar laws, such as Virginia, Colorado, Utah, and Connecticut. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia, as well as maintenance of Eurasian patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. As of November 1, 2022, our portfolio includes two granted patents in Russia, one pending application in Russia, one granted patent in Eurasia, and one pending application in Eurasia.

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

Our commercial success depends in part on our ability to operate without infringing the patents and other proprietary rights of third parties.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. On October 18, 2022, a hearing was held before the Board of Appeal of the European Patent Office (Board of Appeal), at the conclusion of which the Board of Appeal ruled in favor of UHN with respect to the matter on appeal but remanded the case back to Opposition Division of the European Patent Office (Opposition Division) for consideration of a separate issue bearing on the validity of European patent (EP 2 429 574). The patent claims under review, if upheld by the Opposition Division, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. However, we believe that we do not infringe claims listed in U.S. patent 10,907,209. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

Any proprietary name or trademark we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product candidate names, including an evaluation of the potential for confusion with other product names and potential pharmacy dispensing errors. The FDA may also object to a product name if it believes the name inappropriately implies certain medical claims or contributes to an overstatement of efficacy. If the FDA objects to any product candidate names we propose, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we will lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

As of September 30, 2022, we had 55 employees, including 41 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
▪
natural disasters, such as a fire, an earthquake or a flood, or outbreaks or public health crises, such as the ongoing COVID-19 pandemic;
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
▪
interruptions, difficulties or delays arising in our existing operations and company culture as a result of our hybrid working model;
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

The ongoing COVID-19 pandemic continues to pose a threat on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Currently, our employees are following a hybrid work model that enables work in our South San Francisco and Palo Alto offices with flexibility to work from home, as needed. We continue to closely monitor the pandemic and may adjust our current policies as appropriate based on relevant public health guidance and local conditions.

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

To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product are unsatisfactory. We also may not be able to realize the benefit of such collaborations if we are unable to successfully integrate them with our existing operations and company culture. In any such collaborations, we may likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we may enter into.

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

We may acquire businesses or assets or create joint ventures with third parties that we believe may complement our existing product candidates. For example, in October 2021, we acquired ScalmiBio, Inc., or ScalmiBio, with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform and to enhance our internal research and development capabilities. In order to realize the benefits of the ScalmiBio acquisition, we will need to make a substantial investment of time and resources to support research and development efforts, including hiring additional skilled research personnel. Additionally, we may not be able to realize the benefit of acquiring such businesses or assets or joint ventures if we are not able to successfully integrate them with our existing operations and company culture. We may encounter difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, which may delay or prevent us from realizing their expected benefits.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. Also, the United States recently enacted the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks. In addition, the current Biden Administration has proposed numerous changes to U.S. federal income tax law, including an increase to the U.S. corporate income tax rate and modifications of the provisions addressing taxation of international business operations. Changes in tax laws (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our amended Shelf Registration Statement, declared effective by the SEC on May 31, 2022, provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through at-the-market offerings. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and our stock price may decline.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of September 30, 2022, we had 40,748,290 shares of our common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

▪
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of SOX;
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

As of September 30, 2022 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 75.4% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Sales of equity securities may be made under our Shelf Registration Statement and pursuant to our related at-the-market facility included therein. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. We were no longer an “emerging growth company” as of December 31, 2021 as the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021. As such, pursuant to Section 404(b) of SOX, our independent registered public accounting firm attested to the effectiveness of our internal control over financial reporting as of December 31, 2021. However, we will become a “non-accelerated filer” in fiscal year 2023. While we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Our operations, and those of our service providers and suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical or public health crises, such as the ongoing COVID-19 pandemic, and other natural or man-made disasters such as the ongoing geopolitical unrest related to Russia’s war with Ukraine, or business interruptions, for which we are partly uninsured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

A system failure or security breach or incident that causes the loss, corruption or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost, corrupted, or unavailable data. In addition, if any disruption or security breach or incident results in loss, destruction, alteration, or unavailability of, or damage or unauthorized access to, our data or applications or unauthorized access to, disclosure, dissemination or other processing of confidential or proprietary information that we or our third-party service providers process, including personal information related to the subjects in our clinical trials, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected and further development of our product candidates may be delayed. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to remedy the damages that arise from such disruption, failure or security breach or incident. Additionally, in the event of any such disruption, failure or security breach or incident, or any perception that one has occurred, we could be exposed to claims, demands, and litigation and governmental investigations and other proceedings, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident.

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

The market price of our common stock has experienced significant fluctuations in the past year and may be volatile in the future and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.1#	Loan and Security Agreement, dated as of October 27, 2022, among Oxford Finance LLC, as collateral agent, the lenders from time to time party thereto, ALX Oncology Inc., Alexo Therapeutics International, and Sirpant Therapeutics, each as a borrower, and ALX Oncology Holdings Inc., as guarantor	8-K	001-39386	10.1	October 31, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

# Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

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

ALX ONCOLOGY HOLDINGS INC.

Date: November 8, 2022	By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2022	By:	/s/ Shelly Pinto
Shelly Pinto
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)