Form 10-K
period 2022-12-31
ALX ONCOLOGY HOLDINGS INC
filed 2023-03-09
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $172.6 million based on the closing sales price of the registrant’s common stock on that date.

The number of shares of registrant’s Common Stock outstanding as of March 2, 2023 was 40,863,049.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Company's 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

i

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

ii

iii

PART I

Item 1. Business.

BUSINESS

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates based on expertise in protein engineering and oncology led by the CD47 blocker, evorpacept, currently in multiple Phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept, will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and will enhance the immune activation of broadly used anti-cancer agents through combination treatment strategies. As of December 31, 2022, we had dosed over 300 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We continue to initiate additional studies in combination with leading anti-cancer agents.

Evorpacept

Solid Tumors

▪
ASPEN-03 - Head and Neck Squamous Cell Carcinoma (HNSCC)
o
In May 2021, we enrolled the first subject in the ASPEN-03 trial, a randomized Phase 2 trial of evorpacept in combination with pembrolizumab for the treatment of first-line advanced PD-L1 positive HNSCC.
o
In July 2022, the Food and Drug Administration, or the FDA, granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1.
▪
ASPEN-04 - Head and Neck Squamous Cell Carcinoma (HNSCC)
o
In February 2020, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC.
o
In July 2021, we enrolled the first subject in the ASPEN-04 trial, a randomized Phase 2 trial of evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the treatment of first-line advanced HNSCC.
▪
ASPEN-06 - Gastric/Gastroesophageal Junction (GEJ) Cancer
o
In January 2020, the FDA granted Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab and fluoropyrimidine or platinum containing chemotherapy.
o
In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation (ODD) to evorpacept for the treatment of patients with gastric/GEJ cancer.
o
In March 2022, we dosed the first patient in the ASPEN-06 trial, a randomized Phase 2/3 trial of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of second and third line advanced HER2-overexpressing gastric/GEJ cancer.
▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an antibody-drug conjugate (ADC), enfortumab vedotin-ejfv, for the second-line treatment of locally advanced or metastatic UC.

Hematologic Malignancies

▪
ASPEN-02 - Myelodysplastic Syndromes (MDS)
o
In October 2020, we dosed the first patient in the ASPEN-02 trial, a Phase 1 trial of evorpacept in combination with azacitidine for the treatment of MDS.
o
In December 2021, we presented initial clinical data from the Phase 1a dose escalation portion of the clinical trial evaluating evorpacept in combination with azacitidine for the treatment of patients at the 63rd American Society of Hematology (ASH) Annual Meeting.

▪
ASPEN-05 - Acute Myeloid Leukemia (AML)
o
In October 2021, we dosed the first patient in the ASPEN-05 trial, a Phase 1 trial of evorpacept in combination with azacitidine and venetoclax for the treatment of AML.
o
In June 2022, we paused enrollment in the ASPEN-05 AML trial based on the desire to leverage upcoming dose optimization data from the ASPEN-02 MDS study to inform dose optimization in ASPEN-05.
o
In June 2022, the FDA’s Office of Orphan Drug Products Development granted ODD to evorpacept for the treatment of patients with AML.
o
In December 2022, we presented initial clinical data from the Phase 1a dose escalation portion of the clinical trial evaluating evorpacept in combination with azacitidine and venetoclax for the treatment of patients at the 64th ASH Annual Meeting.

Investigator-Sponsored Trials (ISTs)

▪
Non-Hodgkin Lymphoma (NHL)
o
In 2021, an IST of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive NHL sponsored by MD Anderson Cancer Center in Texas.
▪
Colorectal Cancer
o
In 2022, a Phase 2 IST of evorpacept in combination with pembrolizumab and cetuximab was initiated and sponsored by the Academic Gastrointestinal Cancer Consortium (AGICC) in patients with refractory microsatellite stable metastatic colorectal cancer, with the first patient dosed in August 2022.

Collaborations

▪
Zymeworks - Breast Cancer
o
Our collaborator, Zymeworks, is sponsoring and managing an ongoing Phase 1 trial of zanidatamab for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept and enrolled the first subject in October 2021.
o
Zymeworks recently entered into a license agreement with Jazz Pharmaceuticals plc (Jazz). In December 2022, Jazz exercised its option to continue with its exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and other certain territories. Under the terms of the license agreement, Jazz will be responsible for managing future zanidatamab-related clinical trials.
▪
Quantum Leap Healthcare Collaborative - Breast Cancer
o
In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative who will sponsor and manage a Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.
▪
Tallac Therapeutics - ALTA-002
o
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
o
An investigational new drug (IND) filing for ALTA-002 is planned for the first half of 2023.

Based on our preliminary clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept (evorpacept is the International Nonproprietary Name (INN) and the recommended United States Adopted Name (USAN); this product is also known as ALX148) as a potentially critical component of future oncology combination treatments.

Additionally, with our acquisition of ScalmiBio, Inc. (ScalmiBio), we are planning to expand our pipeline of drug candidates to antibody-drug conjugates (ADCs) based on expertise in protein engineering and oncology.

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

Clinical data to date in evorpacept have not shown dose-dependent hematologic toxicities, which are characteristic of other CD47 blockers that incorporate an active Fc domain. Over 300 subjects have been treated with evorpacept in combination with targeted anti-cancer agents, small molecules, and checkpoint inhibitors as of December 31, 2022. Evorpacept has not reached a maximum tolerated dose in any of the combinations evaluated to date.

In our first-in-human (FIH) Phase 1b trial of evorpacept in combination with an anti-CD20 agent, rituximab, to treat subjects with relapsed/refractory NHL, evorpacept demonstrated a higher response rate at higher doses and achieved a 70.0% objective response rate, or ORR, in the highest dose (15 mg/kg once per week, or QW) cohort as compared to a 40.9% ORR at the lower dose (10 mg/kg QW) cohort. We view this ORR as compelling evidence for the role of evorpacept in treating hematologic malignancies and as a favorable comparison to outcomes reported by other CD47 blocking agents in a similar patient population. Furthermore, other CD47 blocking agents in development have demonstrated clinical evidence supporting the role of CD47 blockade in treating hematologic malignancies, specifically in both MDS and AML, albeit with high rates of cytopenias. We initially conducted preclinical studies of evorpacept combined with azacitidine or venetoclax that support our clinical development plan in MDS and AML. Azacitidine is a standard of care agent for the treatment of MDS. Azacitidine and venetoclax are both standard of care regimen components for the treatment of AML in older patients and those who are not candidates for intensive induction chemotherapy due to comorbidities. We have conducted preclinical studies that show that azacitidine and venetoclax increase both the display of the “eat me” signal calreticulin and the “don’t eat me” signal CD47 on AML cells, suggesting that a CD47 blocking agent could maximize the activity of venetoclax and azacitidine in these models. Additionally, we have shown that azacitidine and evorpacept in combination produce increased phagocytosis in vitro and anti-tumor activity in mouse models compared to azacitidine alone.

Furthermore, we have demonstrated that combination treatment of evorpacept with azacitidine and/or venetoclax leads to tumor elimination and prolonged survival in leukemia mouse models. In October 2020, the first subjects received evorpacept in ASPEN-02, a Phase 1b/2 trial in combination with azacitidine for the treatment of subjects with higher-risk MDS. Initial Phase 1a clinical data from the ASPEN-02 trial was presented at the 63rd ASH Annual Meeting in December 2021. Preliminary data demonstrated the combination was well tolerated with no maximum tolerated dose reached. Early anti-cancer activity was seen with complete response (CR) in 2 out of 5 patients with previously untreated TP53 higher-risk MDS as well as 5 marrow CR out of 9 patients with relapsed or refractory disease. Additional patients with newly diagnosed higher-risk MDS will be evaluated in the dose optimization portion of the study. We also advanced evorpacept into a Phase 1/2 trial (ASPEN-05) in combination with azacitidine and venetoclax for the first-line treatment of subjects with AML in October of 2021. Preliminary data from the dose escalation portion of this study was presented at the 64th ASH Annual Meeting in December 2022. Preliminary data demonstrated the combination was well tolerated with no maximum tolerated dose reached. Early antileukemic activity was seen with 1 CR, 1 CR with incomplete hematologic recovery (CRi), and 1 morphologic leukemia free state (MLFS) out of 3 patients with previously untreated AML. In addition, 4 out of 10 patients with relapsed or refractory disease demonstrated an objective response (2 CRi and 2 MLFS). Additional patients will be enrolled into the ASPEN-05 AML dose optimization portion of the study once dose optimization data is available from the ASPEN-02 MDS study.

Evorpacept has also generated clinical data in solid tumors in various combinations, including with a leading tumor antigen targeting antibody, a leading checkpoint inhibitor and chemotherapy. We believe that evorpacept induces multiple responses that bridge innate and adaptive immunity. We are investigating evorpacept for the treatment of advanced HNSCC, HER2-positive advanced gastric/GEJ carcinoma, and HER2-expressing breast cancer and other solid tumors. In the FIH Phase 1b clinical trial, evorpacept demonstrated both objective clinical response per the Response Evaluation Criteria in Solid Tumors, or RECIST, criteria and tolerability in combination with other broadly used cancer agents. Based on these results, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC in February 2020 and for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2 overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy in January 2020. While other CD47 blockers have failed to achieve meaningful clinical activity in the treatment of solid tumors, we believe evorpacept’s properties, including favorable tolerability and ability to escalate to higher doses, coupled with high affinity and small size for enhanced solid tumor penetration, may underlie the observed anti-tumor activity in solid tumors.

In 2021, we advanced evorpacept into two distinct randomized Phase 2 trials in patients with previously untreated advanced HNSCC in combination with pembrolizumab, marketed as KEYTRUDA®, the market leading anti-programmed cell death protein-1, or PD-1, checkpoint inhibitor, with or without chemotherapy. These trials are being conducted in collaboration with Merck. In 2022, we advanced evorpacept into randomized Phase 2 trials in subjects with previously treated advanced HER2-positive gastric/GEJ carcinoma in combination with trastuzumab, marketed as HERCEPTIN®, the market-leading anti-HER2 antibody, with the second line standard of care, ramucirumab, marketed as CYRAMZA®, plus paclitaxel. These trials are being conducted in collaboration with Eli Lilly. In January 2022, the FDA’s Office of Orphan Products Development granted ODD to evorpacept for the treatment of patients with gastric/GEJ cancer. We entered into a clinical trial collaboration with Zymeworks to initiate a Phase 1 trial of evorpacept in combination with Zymeworks’ HER2-targeted bispecific antibody zanidatamab for the treatment of patients with HER2-expressing breast cancer and other solid tumors and the first patient was enrolled in October of 2021. Zymeworks recently entered into a license agreement with Jazz Pharmaceuticals and Jazz exercised its option to continue with its exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and other certain territories. In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative who will sponsor and manage a Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer. In our collaborations with Merck, Eli Lilly, Zymeworks, and Quantum Leap Healthcare Collaborative, we have maintained worldwide commercial rights to evorpacept.

Our team of industry veterans plans to continue to advance a broad development plan for evorpacept that balances speed to market, scale of unmet need and existing clinical evidence for evorpacept’s combination mechanisms. Members of our management team have brought multiple drugs to the FDA approval. Our President, Chief Executive Officer and founder, Jaume Pons, Ph.D., was Chief Science Officer of Rinat (a subsidiary of Pfizer), invented fremanezumab (FDA approved in 2018), tanezumab (Biologics License Application, or BLA, filed in 2020) and additional antibodies in late-stage development at Pfizer and advanced nine more drugs into human trials. Our Chief Medical Officer, Sophia Randolph, M.D., Ph.D., was the global clinical franchise lead for IBRANCE® at Pfizer, where she oversaw the program from first-in-human trials to initial global regulatory approval. Our Executive Chairman and founder, Corey Goodman, Ph.D., an elected member of the National Academy of Sciences, has co-founded seven biopharmaceutical companies, including Exelixis and Labrys (acquired by Teva Pharmaceuticals in 2014), and led Pfizer’s Biotherapeutics and Bioinnovation Center. Our Chief Financial Officer, Peter Garcia, has over 25 years of experience guiding public and private life science companies and has raised over $2.0 billion in debt and equity offerings. We have funded our operations to date primarily through the issuance and sale of our convertible preferred stock, the issuance and sale of our common stock through an initial public offering in July 2020 and a follow-on public offering in December 2020, and a term loan facility in October 2022.

Our Strategy

Our goal is to transform treatment options for patients with cancer by developing evorpacept as a foundational checkpoint immunotherapy.

Key elements of our strategy to support this goal include:

▪
Expanding the therapeutic potential of CD47 blockade into solid tumors. We believe evorpacept can overcome the limitations of other CD47 blocking approaches in solid tumors. Based on encouraging early Phase 1 clinical data in our ASPEN-01 study in subjects with advanced HNSCC treated with evorpacept in combination with a PD-1 checkpoint inhibitor with and without chemotherapy, we are conducting two randomized Phase 2 trials (ASPEN-03 and ASPEN-04) of evorpacept for the treatment of first-line advanced HNSCC with the first subject enrolled in the ASPEN-03 trial in May 2021 and the first subject enrolled in the ASPEN-04 trial in July 2021. We have generated encouraging Phase 1 clinical data in subjects with advanced HNSCC treated with evorpacept in combination with a PD-1 checkpoint inhibitor with and without chemotherapy as well as in subjects with advanced HER2-positive gastric/GEJ cancer, who have progressed on prior HER2-targeted therapy, treated in combination with trastuzumab, ramucirumab, and chemotherapy.

In February 2020, the FDA granted Fast Track designation for evorpacept in combination pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC. In July 2022, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1. In March 2022, we began a randomized Phase 2/3 trial (ASPEN-06) of evorpacept for the treatment of second and third line advanced HER2-overexpressing gastric/GEJ cancer and dosed the first patient. In January 2020, the FDA granted Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy. In January 2022, the FDA’s Office of Orphan Products Development granted ODD to evorpacept for treatment for gastric/GEJ cancer. Our Phase 2 studies of evorpacept in combination with pembrolizumab with and without chemotherapy in HNSCC are designed to potentially support registration via the FDA’s accelerated approval pathway if the outcomes are positive. We have initiated a Phase 1 study (ASPEN-07) to investigate evorpacept in combination with an ADC, enfortumab vedotin-ejfv, for the second-line treatment of locally advanced or metastatic UC and dosed the first patient in February 2023. Additionally, Zymeworks is sponsoring and managing an ongoing Phase 1 trial of evorpacept in patients with HER2-expressing breast cancer and other solid tumors in combination with zanidatamab and enrolled the first subject in October 2021. In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative who will sponsor and manage a Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

▪
Advance our lead product candidate, evorpacept, through clinical development for MDS and AML. We initiated a Phase 1b/2 trial (ASPEN-02) of evorpacept, in combination with azacitidine, for the treatment of patients with relapsed/refractory or previously untreated higher risk MDS who are considered suitable candidates for treatment with single-agent azacitidine in October 2020, and a Phase 1/2 trial (ASPEN-05) in combination with venetoclax and azacitidine for treatment of patients with AML that are relapsed/refractory (Phase 1a and 1b) or previously untreated and who are not considered suitable candidates for intensive therapy (Phase 1a and 2) in October 2021. In June 2022, we paused enrollment in the ASPEN-05 AML trial based on the desire to leverage upcoming dose optimization data from the ASPEN-02 MDS study to inform dose optimization in ASPEN-05. In June 2022, the FDA’s Office of Orphan Drug Products Development granted ODD to evorpacept for the treatment of patients with AML. We believe evorpacept combination therapies could address the significant unmet need for more active tolerable regimens in the majority of patients with AML who are not fit for intensive induction chemotherapy. While we plan to seek approval by the FDA for the use of evorpacept in higher risk MDS, and potentially AML, and may do so opportunistically for other indications in the future, there is no assurance that this approach will be successful for these as well as other indications.
▪
Continuing development of a pipeline of innovative therapeutics based on our protein engineering expertise and knowledge of the immune system and cancer biology. We are developing a pipeline of immuno-oncology programs that represent complementary, but differentiated, approaches to engaging the innate and adaptive immune systems. With our collaboration with Tallac, novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation. Additionally, with our acquisition of ScalmiBio, we are planning to expand our pipeline of drug candidates to antibody drug conjugates.

▪
Continuing to develop strategic partnerships to broaden the potential impact of our current and future product candidates across patient populations. In order to advance treatment options for the most patients, we have in the past and may in the future partner with other companies with complementary resources that will maximize the value of our current and future product candidates. Such partnerships may allow us to pair evorpacept and any future product candidates with other novel agents owned fully or in part by strategic partners. Partnerships may and will also help realize the full potential of our product candidates in markets where we are unlikely to pursue development or commercialization on our own. We intend to maintain significant economic interests in our product candidates and selectively consider partnership opportunities. In September 2020, we announced a clinical trial collaboration with Merck on a Phase 2 trial evaluating evorpacept in combination with pembrolizumab with and without chemotherapy in patients with advanced head and neck cancer. In November 2020, we announced a clinical trial collaboration with Zymeworks on a Phase 1 trial evaluating evorpacept with the HER2-targeting bispecific antibody, zanidatamab, in patients with advanced HER2-expressing breast cancer and other solid tumors. Zymeworks recently entered into a license agreement with Jazz Pharmaceuticals and Jazz exercised its option to continue with its exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and other certain territories. In June 2021, we announced a clinical trial collaboration with Eli Lilly on a randomized Phase 2/3 study to evaluate the efficacy of evorpacept in combination with ramucirumab, trastuzumab, and paclitaxel for the treatment of patients whose gastric/GEJ tumors have progressed following treatment with HER2-targeted therapy and chemotherapy. In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative who will sponsor and manage a Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

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

We also have a preclinical program focused on developing ALTA-002, a SIRPα TRAAC that may offer additional ways to engage the innate and adaptive immune response to cancer. An IND for ALTA-002 is planned for the first half of 2023.

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

Advantages of ALX’s Approach to Blocking CD47

We founded ALX Oncology because we believed the limitations described above would prevent CD47 blockade from reaching its full potential as a therapy for patients with cancer. From our inception, we designed evorpacept to overcome these limitations and to maximize the utility of CD47 blockade as an effective anti-cancer therapeutic for a broad range of tumors. Specifically, we believe evorpacept may provide the following significant advantages:

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

In vitro and in vivo toxicology studies in monkeys show that evorpacept was well-tolerated at intravenous doses of up to 100 mg/kg/week in the 1-month study and up to 30 mg/kg every other week in the 3-month study with no target organ toxicity or toxicity related to the exaggerated pharmacology of evorpacept. Together, these preclinical studies demonstrate that inactivation of the Fc domain of evorpacept avoids adverse effects on normal blood cells seen on other CD47 blocking agents with an active Fc domain. They also support our expectation that evorpacept’s lack of overlapping toxicities with other anti-cancer therapies may result in fewer adverse outcomes in the clinic when combined with these therapies than combinations with conventional CD47 blocking agents.

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

Clinical Data

Favorable tolerability profile

Clinical trials to date continue to support evorpacept’s differentiated approach to CD47 blockade. Evorpacept has been administered in over 300 subjects with advanced solid or hematologic malignancies, including in combination with a range of standard of care anti-cancer regimens. Based on ALX’s routine and ongoing reviews of safety data, evorpacept has been consistently well-tolerated, with low occurrences of cytopenias and other toxicities. Adverse events are reported as of April 1, 2020 for evorpacept combined with KEYTRUDA®, as of September 1, 2021 for evorpacept combined with KEYTRUDA® plus chemotherapy and HERCEPTIN® plus chemotherapy, and as of October 25, 2021 for evorpacept combined with azacitidine.

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

For combination cohort of evorpacept plus KEYTRUDA®, treatment related adverse events occurring in >1 subject in all histologies at 10 & 15 mg/kg QW; data as of April 1, 2020. For combination cohorts of evorpacept plus KEYTRUDA® and chemotherapy (5FU, platinum) or plus HERCEPTIN® and chemotherapy (Cyramza®, paclitaxel), all treatment related adverse events are reported; data as of September 1, 2021. For combination cohort of evorpacept plus azacitidine, treatment related adverse events occurring in >1 subject at 20 & 30 mg/kg Q2W & 60 mg/kg Q4W; data as of October 25, 2021.

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

All other CD47 blockers that have reported clinical data have reported high rates of both all grade and high grade cytopenias. A clinical trial of magrolimab, a competitive CD47 blockade program, in solid tumors resulted in 56% anemia in the first 48 subjects dosed, despite each subject receiving an initial priming dose to mitigate anemia. A trial of magrolimab in 68 subjects with higher-risk MDS or AML presented in November 2020 (Sallman, SITC 2020, Session 304) reported over 35% grade 3 or 4 treatment-related anemia, over 15% grade 3 or 4 treatment-related neutropenia and over 10% grade 4 treatment-related thrombocytopenia. Such a tolerability profile could present challenges to the administration of this compound as a single agent and in combination. In contrast, evorpacept’s tolerability profile may enhance the breadth of clinical development by providing better treatment options for patients with cancer.

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

Evorpacept in Solid Tumors

We have generated clinical data with evorpacept in combination with multiple anti-cancer agents in solid tumors. We believe the smaller molecular weight of evorpacept as compared to a typical antibody may facilitate greater penetration into solid tumors. In addition, we believe the favorable tolerability profile of evorpacept will allow for higher administered doses in a range of combination strategies with leading therapies for solid tumors. Solid tumors represent the largest markets within oncology and many of these oncology indications are poorly served by current therapies, both in front-line as well as in the relapsed and refractory settings. We have demonstrated proof of concept with evorpacept in combination treatment in two solid tumor settings in the FIH Phase 1 clinical trial: HNSCC and HER2-positive gastric/GEJ cancer. We believe these indications offer registration pathways in combination with existing approved therapies and have advanced evorpacept into randomized Phase 2 trials (ASPEN-03 and ASPEN-04) in HNSCC in 2021, and initiated a randomized Phase 2 trial (ASPEN-06) in HER2-positive gastric/GEJ cancer in 2022.

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

In July 2022, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1

In 2021, an IST of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive NHL at MD Anderson Cancer Center. In 2022, an IST of evorpacept was initiated in combination with pembrolizumab and cetuximab for the treatment of patients with refractory microsatellite stable metastatic colorectal cancer at the University of Colorado.

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

Outcomes

▪
The primary objective of the FIH Phase 1 trial was to assess safety. Final results of the fully enrolled evorpacept with pembrolizumab cohort and partially enrolled evorpacept plus pembrolizumab and chemotherapy cohort were reported at SITC 2020. As reported above in the summary tables of treatment-related adverse events from all evorpacept trials, the combination was well tolerated. As of October 1, 2020, evorpacept with pembrolizumab achieved an ORR of 40% (4/10) in checkpoint inhibitor naïve subjects while maintaining a tolerability profile consistent with earlier trials. Some of the 20 subjects had a CPS of zero and a response was also observed within this subject population. We believe the addition of evorpacept to pembrolizumab represents a potentially significant advance over pembrolizumab monotherapy based on a review of the KEYNOTE-040 trial results that showed an ORR of 15% in a similar checkpoint inhibitor therapy naïve population. Based on our clinical trial data, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020).
▪
Updated results for evorpacept with pembrolizumab and chemotherapy were reported at SITC 2021. As of September 1, 2021 in the thirteen evaluable subjects with first line (1L) HNSCC who have not received prior treatment for their advanced disease, evorpacept demonstrated an initial ORR of 38.5% with a 12-month OS rate of 87.5% and mOS not reached. These results compare favorably with benchmark survival data from standard pembrolizumab plus chemotherapy in the 1L HNSCC setting where ORR is a less reliable predictor for clinical benefit compared to longer-term metrics such as 12-month OS rate and mOS (the gold standard of clinical benefit) in patients with aggressive disease.

Data cutoff September 1, 2021. NR = not reach. ND = not done. OR = objective response. mPFS = median progression free survival. mOS = median overall survival. CI = confidence interval.

Data updated as of February 1, 2022. NC = not calculable, (95% CI)

1L HNSCC: mOS not reached (CI: 5.99-NC) with median follow up of 15.8 months (CI: 5.0-17.8)

≥2L HNSCC (CPI-Naïve): mOS of 24.6 months (CI: 3.13-NC) with median follow-up of 35.3 months (CI: 27.0-41.0)

We also analyzed paired pre- and on-treatment tumor biopsies from subjects for the presence of CD8+ T cells, CD68+ and CD163+ myeloid cells. After treatment with evorpacept, tumor samples showed increased infiltration of CD8+, CD68+ and CD163+ cells in the tumor, which suggests that evorpacept also engages the innate and adaptive immune system consistent with its mechanism of action.

Clinical development plan

Our HNSCC development plan is to build on the initial results of evorpacept in checkpoint inhibitor naïve patients in combination with pembrolizumab. Given the results of KEYNOTE-048, we expect pembrolizumab, or pembrolizumab plus chemotherapy, to continue to be widely used in the first-line treatment of metastatic HNSCC. Therefore, our future plans will be focused on establishing additional efficacy, in the context of acceptable safety and tolerability, over pembrolizumab alone, and pembrolizumab plus chemotherapy, in the front-line metastatic HNSCC setting at investigational sites in the USA, Canada, UK, Europe, and Asia Pacific region. In September 2020, we announced a clinical trial collaboration with Merck to evaluate evorpacept in combination with pembrolizumab with and without chemotherapy in two randomized international Phase 2 trials in subjects with HNSCC who have not received prior therapy for advanced disease. The first trial (ASPEN-03), with the first patient enrolled in May 2021, is evaluating the efficacy of evorpacept in combination with pembrolizumab for the first-line treatment of patients with PD-L1 expressing metastatic or unresectable, recurrent HNSCC. The second trial (ASPEN-04), with the first patient enrolled in July 2021, is evaluating evorpacept in combination with pembrolizumab and standard chemotherapy for the first-line treatment of patients with metastatic or unresectable, recurrent HNSCC. In December 2020, the FDA informed us, that given our planned initiation of two randomized Phase 2 HNSCC clinical trials that could be potentially registrational, it required completion of a routine non-clinical safety study that was currently in process. The FDA noted that for any drug development program moving swiftly through development, this non-clinical study is required prior to the initiation of a clinical trial that could be considered pivotal. As a component of the partial clinical hold, the FDA imposed a cap on patient enrollment to 50 patients across the two randomized Phase 2 studies (ASPEN-03 and ASPEN-04). We completed the required routine non-clinical safety study and in June 2021, the FDA reviewed the study and lifted the partial clinical hold and cap on patient enrollment on the two studies. Patient enrollment and clinical trial timelines were not impacted in either study by the partial clinical hold / enrollment cap.

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

First-line standard of care treatment includes trastuzumab combined with the chemotherapy agents platinum and fluoropyrimidine with or without a checkpoint inhibitor. Trastuzumab, marketed as HERCEPTIN®, is an anti-HER2 antibody that has multiple FDA approvals in patients with HER2-positive cancers. A standard of care regimen in the U.S. is ramucirumab, marketed as Cyramza®, a vascular endothelial growth factor 2 receptor monoclonal antibody, in combination with paclitaxel, a widely used chemotherapy, regardless of HER2 expression. In a Phase 3 trial leading to FDA approval, ramucirumab plus paclitaxel achieved a 28% ORR with a 9.6 month mOS in subjects with previously treated gastric/GEJ cancer. Fam-trastuzumab deruxtecan-nxki, marketed as ENHERTU®, is a HER2-directed antibody and topoisomerase inhibitor conjugate that is FDA approved for patients with HER2-overexpressing gastric/GEJ cancer who have received a prior trastuzumab-based regimen.

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

As of October 1, 2020, in our trial of evorpacept plus trastuzumab, 18 of 19 response evaluable subjects from the gastric/GEJ expansion cohort, including all subjects who achieved a response, had been treated with at least one HER2-containing regimen prior to enrollment. Multiple subjects also received an investigational anti-HER2 agent and a PD-1 checkpoint inhibitor as prior treatment.

Additionally, evorpacept was investigated with trastuzumab, ramucirumab and paclitaxel in subjects with relapsed/refractory HER2-positive gastric/GEJ cancer who had progressed on prior trastuzumab, fluoropyrimidine or platinum in the FIH Phase 1 study. As of September 1, 2021, 18 subjects had enrolled, all of whom were response evaluable.

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

Clinical development plans

We have initiated an international randomized Phase 2 trial of evorpacept with trastuzumab and chemotherapy for subjects with HER2-positive gastric/GEJ cancer with disease progression on or after prior trastuzumab (or other HER2-directed therapy), and fluoropyrimidine or platinum-containing chemotherapy as the first line of therapy for advanced disease, in the first quarter of 2022. This study will be conducted at investigational sites in the USA, UK, Europe, and Asia Pacific region. Data from this trial would confirm whether evorpacept improves the response rate to anti-HER2-based therapy in patients with HER2-positive gastric/GEJ cancer. Of note, there are multiple emerging agents, predominantly antibody-based therapies, in development for patients with HER2-positive cancer. Because these agents target HER2 as does trastuzumab, we believe that evorpacept has the potential to maximize the anti-cancer activity of these novel agents should they supplant trastuzumab in the treatment paradigm for these patients, however, clinical trials may be required to demonstrate this.

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

Under the terms of the agreement, Zymeworks will sponsor and manage an open label, multi-center Phase 1b trial to assess the safety and efficacy of the combination of zanidatamab and evorpacept in a two-part trial. The first part of the trial will evaluate the safety of the combination treatment. The second part of the trial will evaluate the safety, tolerability and anti-tumor activity of the combination in separate cohorts of subjects with HER2-overexpressing breast cancer, HER2-low breast cancer and non-breast HER2-expressing solid tumors. The first patient in this trial was enrolled in October 2021. Zymeworks recently entered into a license agreement with Jazz Pharmaceuticals who exercised their option to continue with an exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and other certain territories.

In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative who will sponsor and manage a Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

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

Trial design

In October 2020, we initiated a Phase 1b/2 trial (ASPEN-02) of evorpacept in combination with azacitidine for the treatment of subjects with higher-risk MDS. The Phase 1b portion of the trial evaluated up to 60 mg/kg Q4W of evorpacept plus standard azacitidine in subjects with relapsed/refractory and previously untreated MDS. The Phase 1b dose expansion portion of the trial currently enrolling is evaluating 40 mg/kg Q4W and 60 mg/kg Q4W of evorpacept plus standard azacitidine in subjects with previously untreated MDS. The Phase 2 portion of the trial will assess the combination of evorpacept and azacitidine in subjects with previously untreated higher-risk MDS at investigational sites in the USA, UK, Europe, and Asia Pacific region. The primary endpoint will be complete remission rate by six months. We intend to pursue a strategy in which we will leverage the data generated from this Phase 1b/2 study to request from the FDA that evorpacept be a candidate for registration for the first line treatment of higher risk MDS.

Outcomes

We announced the presentation of initial clinical data from our ongoing ASPEN-02 trial evaluating evorpacept in combination with azacitidine for the treatment of patients with previously untreated higher-risk (HR) or relapsed or refractory (r/r MDS). The results, shared in a poster at the 63rd ASH Annual Meeting [Abstract #2601], show that the combination of evorpacept and azacitidine is active and well tolerated. As of October 25, 2021, 22 patients with either previously untreated HR or r/r MDS have been treated with evorpacept in the Phase 1 dose escalation part of the study, administered at 20 mg/kg or 30 mg/kg once every 2 weeks (Q2W) or 60 mg/kg once every 4 weeks (Q4W) together with standard dosing of azacitidine. Median follow-up is 3.4 months, and accrual is ongoing. Evorpacept in combination with azacitidine was well tolerated (N=22) with no dose limiting toxicities, no observed treatment related serious adverse events, and a maximum administered dose of 60 mg/kg Q4W. In 6 previously untreated HR MDS response-evaluable patients, 3 patients achieved an objective response (“OR”) (2 CR, 1 marrow CR), and 2 patients achieved stable disease (SD). Two out of 4 transfusion dependent patients achieved transfusion independence on study. Among 5 previously untreated HR MDS patients with TP53 mutation and complex cytogenetic abnormalities, 3 achieved an OR (2 CR and 1 marrow CR). 5 of 9 patients with response-evaluable r/r MDS that had progressed upon prior hypomethylating agents achieved an OR (5 marrow CRs). In addition, 2 patients achieved SD.

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

Trial design

We initiated a Phase 1/2 trial (ASPEN-05) of evorpacept in combination with azacitidine and venetoclax for the first-line treatment of patients with AML in 2021 and enrolled the first patient in October 2021. In June 2022, after completing enrollment of the dose escalation portion of the Phase 1, we paused enrollment based on the desire to leverage upcoming dose optimization data from the ASPEN-02 MDS study to inform dose optimization in ASPEN-05.

Outcomes

We announced the presentation of initial clinical data from the Phase 1a dose escalation part of our ASPEN-05 trial evaluating evorpacept in combination with azacitidine and venetoclax for the treatment of patients with relapsed or refractory (r/r) or newly diagnosed (ND) AML. The preliminary results, shared in a poster at the 64th ASH Annual Meeting [Abstract #4076], show that the combination of evorpacept with azacitidine and venetoclax is active and generally well tolerated. As of October 3, 2022, 14 patients with either r/r or ND AML have been treated with evorpacept in the Phase 1 dose escalation part of the study, administered at 20 mg/kg or 30 mg/kg Q2W or 60 mg/kg Q4W together with standard dosing of azacitidine and venetoclax. Evorpacept in combination with azacitidine and venetoclax was generally well tolerated (N=14) with no maximum tolerated dose identified and a maximum administered dose of 60 mg/kg Q4W. In 10 relapsed or refractory AML response-evaluable patients, including 8 that had progressed after prior venetoclax treatment, all experienced a reduction in bone marrow blasts, and 4 achieved a response. In 3 newly diagnosed AML response-evaluable patients, all 3 achieved a response, including 1 CR, 1 CRi, and 1 MLFS. Additional patients with newly diagnosed disease will be evaluated in the dose optimization portion of the study, and will be enrolled once dose optimization data is available from the ASPEN-02 MDS study.

Response evaluable population includes all enrolled patients who received at least one dose of study treatment and had at least one post-baseline disease assessment or died before the first post-baseline disease assessment. One patient not included due to DLT and no post-baseline disease assessment; #Per Döhner H et al. Blood. 2017 Jan 26;129(4):424-447, with addition of CRh;

*Patient with disease-related grade 5 pneumonia prior to first post-baseline disease assessment not shown.

Note: One subject with missing data, two subjects with no post-baseline disease assessment (1 DLT, 1 death).

Research Programs

We also have a preclinical program focused on developing ALTA-002, a SIRPα TRAAC, that may offer additional ways to engage the innate and adaptive immune response to cancer. SIRPα TRAAC is complementary to our CD47 blocker approach. SIRPα is expressed on myeloid cells and dendritic cells which have toll-like receptor 9, or TLR9, an intracellular receptor present in a wide variety of immune cells, including B-cells, myeloid cells and dendritic cells. TRAAC, or TLR9 agonist antibody conjugate, is designed specifically for compatibility with antibody conjugation, superior pharmacokinetics, receptor-mediated uptake, and TLR9 stimulation with the potential for intravenous administration. SIRPα TRAAC is an agonistic molecule targeting myeloid cells and directly activates them, resulting in cytokine release, antigen presentation, and initiation of a coordinated innate and adaptive immune response against cancer. An IND for ALTA-002 is planned for the first half of 2023.

In October 2021, we acquired ScalmiBio and intend to further expand our pipeline with plans to develop new anti-cancer drug candidates based on ScalmiBio’s SHIELD technology platform; these new molecules will be designed to address unmet cancer patient needs as stand-alone therapeutics and in combination with our lead product candidate, evorpacept, a next-generation CD47 blocker designed to leverage the immune activation of broadly used anti-cancer agents through combination strategies. ScalmiBio’s SHIELD technology is designed to minimize interaction of an antibody therapeutic with normal tissue and maximize its target binding capability within tumor microenvironment. ScalmiBio’s conditional activation technology aims to increase therapeutic index by minimizing dose limiting toxicities of existing checkpoint inhibitors and other targeted anti-cancer biologics as well as enable the design of ADCs with higher drug-to-antibody ratios for improved anti-cancer activity. We also acquired ScalmiBio’s proprietary cytotoxic payloads for the development of ADCs.

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

As of January 23, 2023, we own six issued U.S. patents, 37 foreign issued patents, 16 pending U.S. nonprovisional patent applications, three pending U.S. provisional patent applications and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore and Russia. Of these patents and patent applications, the following relate to evorpacept: three issued U.S. patents, 10 pending U.S. nonprovisional patent applications, one pending U.S. provisional patent applications, one pending PCT application, and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore and Russia. We acquired ScalmiBio and its portfolio, which covers antibody shielding technology and exatecan derivatives. The portfolio includes one U.S. nonprovisional patent application, two pending foreign patent application, one pending PCT application, and one pending U.S. provisional patent applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. Our six U.S. issued patents and, if issued as U.S. patents, our 16 U.S. nonprovisional patent applications and three U.S. provisional patent applications are expected to expire between August 2036 and June 2043, excluding any additional term for patent term adjustments or patent term extensions, with an expiration of between August 2036 and June 2043 with respect to our patent and patent applications related to evorpacept, excluding any additional term for patent term extensions.

We obtained a worldwide, royalty-bearing, sublicensable license from the Board of Trustees of the Leland Stanford Junior University, or Stanford, under certain patents relating to high-affinity SIRPα variant polypeptides, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. For more information regarding our license agreement with Stanford, please see “—Exclusive (Equity) Agreement with Stanford University.”

Our patent portfolio exclusively licensed from Stanford contains patent families relating to high-affinity SIRPα variant polypeptides, which includes two issued patents in the U.S. and one each in Australia, Canada, China, Europe, Hong Kong and four in Japan. The European patent has been validated as national patents in 37 different European countries. The patent family includes one pending patent application in each of U.S., Europe, China, and Japan and two pending patent applications in Hong Kong. These patents and patent applications are subject to retained rights by Stanford to allow academic and nonprofit research institutions to practice the licensed technology and patents for noncommercial purposes. In addition, these patents are subject to certain pre-existing rights that Stanford has granted to two third parties. These patents are expected to expire in 2033 excluding any extension of patent term that may be available.

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

Exclusive (Equity) Agreement with Stanford University

In March 2015, we entered into a license agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University under which we obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to our current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The license granted to us in the Stanford Agreement includes an exclusive grant, subject to certain pre-existing non-exclusive or exclusive rights that Stanford retained for grant to third parties with respect to certain categories of the licensed patents in certain fields of use and retained rights by Stanford and all other nonprofit institutions to use and practice the licensed patents and technology for internal research and other nonprofit purposes. The license granted to us in the Stanford Agreement also includes non-exclusive grants to certain Stanford patents.

In consideration for the rights granted to us under the Stanford Agreement, we paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of our common stock. In addition, we are obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee, which are nominal and will be creditable against any royalties payable to Stanford in the applicable year. We are required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. We recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There have been no milestones met during the year ended December 31, 2022. We also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by us, our affiliates and our sublicensees of licensed products at rates ranging within low single-digit percentages, subject to certain reductions and offsets. Our license, on a licensed product-by-licensed product and country-by-country basis, shall become royalty-free and fully paid-up upon the later of the date on which the last valid claim included in the exclusively or non-exclusively licensed patents expires and ten years after the first commercial sale of the licensed product in such country.

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

Our existing supply of evorpacept drug product is sufficient to complete our clinical trials through the first quarter of 2024. We plan to manufacture additional supplies with our existing CMOs to produce evorpacept drug product sufficient to complete the ongoing and planned clinical trials described in this document. We first entered into an engagement with KBI Biopharma, Inc. in 2015 for analytical method development, formulation development, bulk drug manufacturing, release and stability testing. We first entered into a drug product manufacturing agreement with Lyophilization Services of New England, Inc. (now PCI Pharma Services) in 2016 for all evorpacept drug product used in clinical trials. We subsequently entered into a drug product manufacturing agreement with Patheon UK Limited in 2022 for additional drug product production of evorpacept drug product used in clinical trials.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of CD47 pathway, and others are based on entirely different approaches. We are aware that AbbVie (through its licensing agreement with I-Mab), Akesobio, Apexigen, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Conjupro Biotherapeutics, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, ImmuneOncia Therapeutics, ImmunceOnco Biopharma, Innovent, Kahr, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its recent acquisition of Trillium Therapeutics), Shattuck Labs, SinoBiological, Sorrento Therapeutics, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

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

Additionally, products studied for their safety and effectiveness in treating patients with serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, it is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic, resulting in a material adverse effect on our business.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other new laws and regulations may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our biopharmaceutical products, if approved, and accordingly, our financial operations.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 58 employees, 24 of whom hold Ph.D. or M.D. degrees and 44 of whom were engaged in research and development activities. None of our employees are represented by a labor union and we believe we maintain good relations with our employees. We rely on skilled, innovative, and passionate employees to conduct our research, development and business activities. Our employees are united by our goal of developing therapies that help patients fight cancer. Developing a diverse, equitable and inclusive culture is essential to our success and we are committed to building a workplace where all individuals feel welcomed and valued.

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

Corporate Information

Our predecessor company, ALX Oncology Limited, an Irish private company limited by shares, was initially incorporated in Ireland on March 13, 2015 under the name Alexo Therapeutics Limited and changed its name to ALX Oncology Limited on October 11, 2018. We were then incorporated in Delaware on April 1, 2020 under the name ALX Oncology Holdings Inc. We present the information included in this Annual Report on Form 10-K as that of ALX Oncology Holdings Inc. unless such information refers to a date prior to April 1, 2020, in which case it reflects that of our predecessor company.

Our principal executive offices are located at 323 Allerton Avenue, South San Francisco, California, 94080. Our telephone number is 650-466-7125. Our website address is alxoncology.com.

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
▪
We will require substantial additional capital to finance our operations, such capital may not be available to us when needed or may only be available on terms that are unfavorable to us;
▪
We have a limited operating history, have no products approved for commercial sale, and have not generated any revenue from product sales, licenses or collaborations;
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
▪
In the past, we have identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in our financial reports.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $123.5 million, $83.5 million and $45.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $325.5 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of December 31, 2022, we had cash, cash equivalents and investments of $282.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments and funds available from our term loan, will be sufficient to fund our operations through the middle of 2025. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We expect to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Other than the loan and security agreement (Loan Agreement) we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank (Lenders) in the fourth quarter of 2022, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our recent Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
▪
establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development of evorpacept and our other future product candidates;
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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate safety and efficacy sufficient to obtain marketing approval of our product candidates or to market our drugs after any such approval. In December 2020, the FDA verbally informed us, that given our planned initiation of two Phase 2 HNSCC clinical trials that could be potentially registrational, it required completion of a routine non-clinical safety study. The FDA noted that for any drug development program moving swiftly through development, this non-clinical study is required prior to the initiation of a clinical trial that could be considered pivotal. We were allowed to initiate both Phase 2 HNSCC clinical trials with the enrollment capped at a total of 50 subjects treated with evorpacept across both trials (excluding safety lead-in cohorts). In June 2021, the FDA removed the partial clinical hold and patient cap on our two ongoing Phase 2 studies in patients with HNSCC. No impact was incurred on patient enrollment or study timelines as a result of the partial clinical hold.

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

Enrollment of subjects in our clinical trials may be delayed or limited if our clinical trial sites limit their onsite staff or temporarily close as a result of the ongoing COVID-19 pandemic. In addition, subjects may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or subjects’ reluctance to visit the clinical trial sites because of COVID-19. The drop-out rates in our clinical trials may be increased because of COVID-19. Subjects who enroll in our clinical trials and then who become infected with the COVID-19 virus may complicate the clinical trial data, procedures and analysis. These factors resulting from the ongoing COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions and increase the costs associated with clinical trials.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Further, interim, topline and preliminary data include certain assumptions, estimations, calculations and conclusions as part of our analyses of data available at that time, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 pathway and others are based on entirely different approaches. We are aware that AbbVie (through its licensing agreement with I-Mab), Akesobio, Apexigen, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Conjupro Biotherapeutics, Gilead Sciences (through its acquisition of Forty Seven), I-Mab, ImmuneOncia Therapeutics, ImmunceOnco Biopharma, Innovent, Kahr, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Shattuck Labs, SinoBiological, Sorrento Therapeutics, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If Tallac Therapeutics does not successfully carry out its contractual obligations or meet expected deadlines, if Tallac Therapeutics needs to be replaced, or if the quality or accuracy of the preclinical data Tallac Therapeutics obtains is compromised due to its failure to adhere to its or our preclinical protocols, regulatory requirements or for other reasons, our preclinical research efforts and studies may be extended or delayed, and there may be disruptions or delays to our evorpacept development pipeline. As a result, our evorpacept product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for or obtained regulatory approval for any product candidate and it is possible that evorpacept or any product candidates we may seek to develop in the future will never obtain regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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
▪
the availability of capital.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively ACA, was enacted in 2010 and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures of the Biden administration will impact the ACA. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031, subject to certain exceptions. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, it is possible that additional governmental action will be taken in response to the ongoing COVID-19 pandemic, resulting in a material adverse effect on our business.

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

One of the primary safeguards, the Standard Contractual Clauses adopted by the European Commission, has been recently updated. With regard to the data transfers outside of the EEA to the United States, in March 2022, the European Union and United States announced a political agreement on a new framework for personal information transfers. On December 13, 2022, the European Commission published a draft decision regarding the adequacy of this new framework. Once this framework has been formalized and officially adopted, we may consider relying on it to transfer personal information from the EEA to the United States.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia, as well as maintenance of Eurasian patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Currently our portfolio includes two granted patents in Russia, one pending application in Russia, one granted patent in Eurasia, and one pending application in Eurasia.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. On October 18, 2022, a hearing was held before the Board of Appeal of the European Patent Office (Board of Appeal), at the conclusion of which the Board of Appeal ruled in favor of UHN with respect to the matter on appeal but remanded the case back to Opposition Division of the European Patent Office (Opposition Division) for consideration of a separate issue bearing on the validity of European patent (EP 2 429 574). The patent claims under review, if upheld by the Opposition Division, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. The U.S. counterpart was recently granted as U.S. patent 10,907,209. However, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of December 31, 2022, we had 58 employees, including 44 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to transition into operating as a public company, we expect to need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
▪
a cybersecurity breach or incident or a related breach of our information systems or data;
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

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. The extent to which the ongoing COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, including current and subsequent variants of COVID-19, business closures and disruptions, and the effectiveness of government responses to the pandemic in the United States and other countries to contain and treat the disease and to address its impact, including on the financial markets or otherwise. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, current and planned clinical trials and preclinical research, including:

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

The ongoing COVID-19 pandemic continues to pose a threat on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the COVID-19 pandemic or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Currently, our employees are following a hybrid work model that enables work in our South San Francisco and Palo Alto offices with flexibility to work from home, as needed. We continue to closely monitor the pandemic and may adjust our current policies as appropriate based on relevant public health guidance and local conditions.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties are similarly adjusting their operations and assessing their capacity in light of the ongoing COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the ongoing COVID-19 pandemic, there could be delays in the procurement of materials or manufacturing supply chains for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our planned clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will continue to have an impact on recruitment and retention for our planned clinical trials. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and preclinical studies, we may experience delays in the completion of our clinical trials, preclinical activities and subject enrollment, may need to suspend our clinical trials and may encounter other negative impacts to such trials due to the effects of the ongoing COVID-19 pandemic.

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

The COVID-19 pandemic continues to evolve. While the extent of the impact of the ongoing COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had net operating loss carryforwards of approximately $46.8 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss will begin to expire beginning in 2038.

As of December 31, 2022, we had Irish net operating loss carryforwards of approximately $4.6 million. These Irish net operating loss carryforwards do not expire but may not be fully utilized unless we generate sufficient income in Ireland. Under Irish law, where a company makes a loss in its trade, it can offset that loss against other income of the same accounting period or carry that loss forward to subsequent accounting periods and offset the loss against profits or gains of the same trade. The utilization of carried forward losses is disallowed where (i) the trade that gave rise to the losses is discontinued or (ii) within any period of three years, there is both a change in the ownership of a company and (whether earlier or later in that period or at the same time) a major change in the nature or conduct of a trade carried on by the company or (iii) at any time after the scale of the activities in a trade carried on by a company has become small or negligible and before any considerable revival of the trade, there is a change in ownership of the company. There are no legislative explanations of what constitutes a major change in the nature or conduct of a trade. Relevant case law indicates that there must be a difference in the kind of trade/goods (and not just a quantitative difference) or a major difference in client outlets or markets of the trade but whether there has been a major change in the nature or conduct of a trade is a qualitative matter, and one which is to be judged on the facts of any particular set of circumstances. We may experience ownership changes in the future as a result of subsequent movements in our share ownership, some of which are outside of our control. If we also experience a major change in the nature or conduct of our trade or our trade becomes small or negligible, we may be limited in the amount of loss carryforwards that we can use in the future to offset taxable income for Irish corporation tax purposes. Furthermore, in the event we incur net income in certain jurisdictions but incur losses (or have loss carryforwards) in other jurisdictions, we cannot offset the income from one jurisdiction with the loss from another, which could increase our effective tax rate.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The United States has also recently enacted the Inflation Reduction Act, which introduced, among other provisions, a 15% minimum tax on book income and a 1% excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. The Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries, and is expected to be implemented in EU member countries by the end of 2023. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

The trading price of our common stock has been and may be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to those discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the following factors may cause the market price of our common stock to fluctuate:

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
▪
any increase in interest expense due to an increase in the floating rate under the Loan Agreement as described elsewhere in this Annual Report on Form 10-K;
▪
potential unforeseen business disruptions that increase our costs or expenses;
▪
future accounting pronouncements or changes in our accounting policies;
▪
the ongoing COVID-19 pandemic and related global economic disruptions;
▪
the ongoing geopolitical unrest related to Russia’s invasion of Ukraine; and
▪
the changing and volatile global economic environment, including adverse macroeconomic conditions such as inflation.

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

We have incurred and will continue to incur significant legal, accounting, compliance and other expenses as a public company. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we must maintain additional internal controls and disclosure controls and procedures and have retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

We maintain an enterprise resource planning, or ERP, system, which is designed to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. The ERP system has and will continue to require the investment of significant financial and human resources in order to ensure effective use of the system. Additionally, in the future, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in using an ERP system could adversely affect our internal controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, or SOX, and the related rules and regulations implemented by the SEC and the Nasdaq Stock Market LLC, or Nasdaq, have and will continue to increase legal and financial compliance costs and make some compliance activities more time-consuming. We have invested and will continue to invest additional resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As a public company, we maintain directors’ and officers’ insurance coverage, which has significantly increased in recent years. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

While we were a large accelerated filer for fiscal year 2022, we are a “non-accelerated filer” for fiscal year 2023 and this status could make our common stock less attractive to investors.

Each year, we re-evaluate our SEC filing status. Accordingly, due to our public float as of June 30, 2022, we became a non-accelerated filer for fiscal year 2023. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive if we choose to rely on this exemption. If some investors find our common stock less attractive as a result of our non-accelerated filer status, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 82.1% of our outstanding voting stock.

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

In the past, we have identified material weaknesses in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, both of which have since been remediated. We did not identify any material weakness for the periods ended December 31, 2022 and 2021.

If in the future, we have a material weakness in our internal controls over financial reporting, we may not be able to prevent or detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm, if required, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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

We are required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. We were no longer an “emerging growth company” as of December 31, 2021 and as such, pursuant to Section 404(b) of SOX, our independent registered public accounting firm attested to the effectiveness of our internal control over financial reporting as of December 31, 2021. However, we became a “non-accelerated filer” for fiscal year 2023. While we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not and therefore we may be less likely to detect deficiencies in our internal controls over financial reporting in the future and during any fiscal year for which we remain a non-accelerated filer.

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

Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ and other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. We may be more susceptible to security breaches and other security incidents while many of our employees and employees of our third-party service providers continue to work remotely for some portion of time in response to the ongoing COVID-19 pandemic, because we and our service providers have less capability to implement, monitor and enforce our information security and data protection policies for those employees. Also, Russia’s war with Ukraine may subject us and our CROs and other third-party service providers to heightened risks of cybersecurity incidents and security and privacy breaches, including attacks that could materially disrupt our drug discovery and development programs or other aspects of our operations.

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

Holders of Record

As of March 2, 2023, there were 72 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following graph compares the cumulative total return to stockholder on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on July 17, 2020 (the first day of trading of our common stock with a closing price on that date of $30.00) and its relative performance is tracked through December 31, 2022. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis generally addresses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates based on expertise in protein engineering and oncology led by the CD47 blocker, evorpacept, currently in multiple Phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade detection by the immune system. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. We believe our lead product candidate, evorpacept, will have a wide therapeutic window to block the “don’t eat me” signal on cancer cells, and will enhance the immune activation of broadly used anti-cancer agents through combination treatment strategies. As of December 31, 2022, we had dosed over 300 subjects with evorpacept across a range of hematologic and solid malignancies in combination with a number of leading anti-cancer agents. We continue to initiate additional studies in combination with leading anti-cancer agents.

Evorpacept

Solid Tumors

▪
ASPEN-03 - Head and Neck Squamous Cell Carcinoma (HNSCC)
o
In May 2021, we enrolled the first subject in the ASPEN-03 trial, a randomized Phase 2 trial of evorpacept in combination with pembrolizumab for the treatment of first-line advanced PD-L1 positive HNSCC.
o
In July 2022, the Food and Drug Administration, or the FDA, granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1.
▪
ASPEN-04 - Head and Neck Squamous Cell Carcinoma (HNSCC)
o
In February 2020, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC.
o
In July 2021, we enrolled the first subject in the ASPEN-04 trial, a randomized Phase 2 trial of evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the treatment of first-line advanced HNSCC.
▪
ASPEN-06 - Gastric/Gastroesophageal Junction (GEJ) Cancer
o
In January 2020, the FDA granted Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab and fluoropyrimidine or platinum containing chemotherapy.
o
In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation (ODD) to evorpacept for the treatment of patients with gastric/GEJ cancer.
o
In March 2022, we dosed the first patient in the ASPEN-06 trial, a randomized Phase 2/3 trial of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of second and third line advanced HER2-overexpressing gastric/GEJ cancer.
▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an antibody-drug conjugate (ADC), enfortumab vedotin-ejfv, for the second-line treatment of locally advanced or metastatic UC.

Hematologic Malignancies

▪
ASPEN-02 - Myelodysplastic Syndromes (MDS)
o
In October 2020, we dosed the first patient in the ASPEN-02 trial, a Phase 1 trial of evorpacept in combination with azacitidine for the treatment of MDS.
o
In December 2021, we presented initial clinical data from the Phase 1a dose escalation portion of the clinical trial evaluating evorpacept in combination with azacitidine for the treatment of patients at the 63rd American Society of Hematology (ASH) Annual Meeting.
▪
ASPEN-05 - Acute Myeloid Leukemia (AML)
o
In October 2021, we dosed the first patient in the ASPEN-05 trial, a Phase 1 trial of evorpacept in combination with azacitidine and venetoclax for the treatment of AML.
o
In June 2022, we paused enrollment in the ASPEN-05 AML trial based on the desire to leverage upcoming dose optimization data from the ASPEN-02 MDS study to inform dose optimization in ASPEN-05.
o
In June 2022, the FDA’s Office of Orphan Drug Products Development granted ODD to evorpacept for the treatment of patients with AML.
o
In December 2022, we presented initial clinical data from the Phase 1a dose escalation portion of the clinical trial evaluating evorpacept in combination with azacitidine and venetoclax for the treatment of patients at the 64th ASH Annual Meeting.

Investigator-Sponsored Trials (ISTs)

▪
Non-Hodgkin Lymphoma (NHL)
o
In 2021, an IST of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive NHL sponsored by MD Anderson Cancer Center in Texas.
▪
Colorectal Cancer
o
In 2022, a Phase 2 IST of evorpacept was initiated in combination with pembrolizumab and cetuximab in patients with refractory microsatellite stable metastatic colorectal cancer sponsored by the Academic Gastrointestinal Cancer Consortium (AGICC) in New York. The first patient was dosed in August 2022.

Collaborations

▪
Zymeworks - Breast Cancer
o
Our collaborator, Zymeworks, is sponsoring and managing an ongoing Phase 1 trial of zanidatamab for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept and enrolled the first subject in October 2021.
o
Zymeworks recently entered into a license agreement with Jazz Pharmaceuticals plc (Jazz). In December 2022, Jazz exercised its option to continue with its exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and other certain territories. Under the terms of the license agreement, Jazz will be responsible for managing future zanidatamab-related clinical trials.
▪
Quantum Leap Healthcare Collaborative - Breast Cancer
o
In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative who will sponsor and manage a Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.
▪
Tallac Therapeutics - ALTA-002
o
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
o
An investigational new drug (IND) filing for ALTA-002 is planned for the first half of 2023.

Based on our preliminary clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept (evorpacept is the International Nonproprietary Name (INN) and the recommended United States Adopted Name (USAN); this product is also known as ALX148) as a potentially critical component of future oncology combination treatments.

Additionally, with our acquisition of ScalmiBio, Inc. (ScalmiBio), we are planning to expand our pipeline of drug candidates to antibody-drug conjugates (ADCs) based on expertise in protein engineering and oncology.

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

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement will provide us with the flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in an at-the-market offering. No securities have been sold pursuant to the Shelf Registration Statement or Sales Agreement.

In October 2022, we entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (Lenders). Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million.

From inception through December 31, 2022, we have raised an aggregate of $554.6 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering and $9.3 million were net proceeds from borrowings under the Loan Agreement.

We have incurred net losses in each year since inception. Our net losses were $123.5 million, $83.5 million and $45.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $325.5 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance evorpacept through multiple clinical trials in multiple indications;
•
pursue regulatory approval of evorpacept in hematological malignancies and solid tumors;
•
continue our discovery and preclinical and clinical development efforts, including our collaborations with Tallac Therapeutics, Zymeworks/Jazz, and Quantum Leap Healthcare Collaborative and our acquisition of ScalmiBio;
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
•
facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies; and
•
acquired in-process research and development (IPR&D) and milestone payments related to our ScalmiBio acquisition.

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

Other Expense, Net

Our other expense, net, consists primarily of interest expense on the term loan, amortization of deferred debt issuance costs, and interest related to finance leases.

Results of Operations and Net Loss

Comparisons of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$98,400	$60,170	$38,230	64%
General and administrative	29,036	23,385	5,651	24%
Total operating expenses	127,436	83,555	43,881	53%
Loss from operations	(127,436)	(83,555)	(43,881)	53%
Interest income	4,278	91	4,187	4601%
Other expense, net	(260)	(20)	(240)	1200%
Loss before income taxes	(123,418)	(83,484)	(39,934)	48%
Income tax (provision) benefit	(64)	21	(85)	-405%
Net loss	$(123,482)	$(83,463)	$(40,019)	48%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,		Change
	2022	2021	$	%
Clinical and development costs	$63,426	$37,284	$26,142	70%
Preclinical costs	3,925	2,499	1,426	57%
Personnel and related costs	14,465	8,499	5,966	70%
Stock-based compensation expense	10,741	5,211	5,530	106%
Other research costs	5,843	6,677	(834)	-12%
Total research and development expenses	$98,400	$60,170	$38,230	64%

Research and development expenses increased by $38.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to (i) an increase of $26.1 million in clinical and development costs primarily due to increase of $23.3 million in costs to support a higher number of active clinical trials and future expected patient enrollment for the advancement of our lead product candidate, evorpacept, including costs to manufacture clinical trial materials, and an increase of $4.1 million related to the Tallac Collaboration for costs related to the IND filing planned for 2023 offset by a $1.3 million decrease in regulatory consulting costs due to hiring of regulatory headcount, (ii) an increase of $1.4 million in preclinical costs primarily due to development of new targets and costs related to the Tallac Collaboration for costs related to the IND filing planned for 2023, (iii) an increase of $6.0 million in personnel and related costs due primarily to a $4.3 million increase driven by headcount growth, a $1.0 million increase in retention bonus paid to ScalmiBio stockholders, and $0.7 million in personnel costs related to the Tallac Collaboration, (iv) an increase of $5.5 million in stock-based compensation expense primarily due to a full year of expense for awards granted during the year ended December 31, 2021 as well as additional awards granted since December 31, 2021 and (v) a decrease of $0.8 million in other research costs due primarily to a decrease of $4.7 million in acquired in-process research and development costs related to the ScalmiBio acquisition which was expensed in 2021 offset by an increase of $2.0 million in facility costs related to the expansion of our new laboratory space and an increase of $1.7 million in VAT fees related to companion drug purchased for use in our clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,		Change
	2022	2021	$	%
Personnel and related costs	$5,767	$5,350	$417	8%
Stock-based compensation expense	13,098	8,703	4,395	50%
Other general and administrative costs	10,171	9,332	839	9%
Total general and administrative expenses	$29,036	$23,385	$5,651	24%

General and administrative expenses increased by $5.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to (i) an increase of $4.4 million in stock-based compensation expense due to a full year of expense for awards granted during the year ended December 31, 2021 as well as additional stock option awards granted since December 31, 2021, (ii) an increase of $0.8 million in other costs primarily driven by an increase of $1.1 million in various expenses such as legal patent fees, legal corporate fees and facility and information technology costs offset by a decrease of $0.5 million in accounting and SOX consulting fees which were higher in 2021 due to SOX 404(b) implementation, and (iii) an increase of $0.4 million in personnel and related costs primarily driven by headcount growth.

Interest Income

Interest income increased by $4.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to the Company investing its cash into short-term and long-term investments starting in January 2022, resulting in increased interest income.

Other Expense, Net

Other expense, net increased by $0.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to interest expense associated with the Loan Agreement, which the Company entered into in October 2022. There was no comparable interest expense on debt obligation in 2021.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of December 31, 2022, we had cash, cash equivalents and short-term and long-term investments of $282.9 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $325.5 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In December 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our at-the-market equity offering program, or the ATM Offering Program. On March 25, 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. No sales have been made under the ATM Offering Program as of the date of this report.

In October 2022, we entered into the Loan Agreement with the Lenders. Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. For a description of the terms of the Loan Agreement, see “Note 7. Term Loan” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe our existing cash, cash equivalents, short-term and long-term investments and funds available from our term loan will enable us to fund our operating expenses and capital expenditure requirements through the middle of 2025. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(89,223)	$(68,101)
Investing activities	(235,416)	(4,923)
Financing activities	9,860	2,472
Net decrease in cash, cash equivalents and restricted cash	$(314,779)	$(70,552)

Operating Activities

In the year ended December 31, 2022, net cash used in operating activities of $89.2 million was attributable to a net loss of $123.5 million, offset by non-cash charges of $24.4 million and an increase in net operating assets and liabilities of $9.9 million. Non-cash charges consisted primarily of stock-based compensation expense of $23.8 million and non-cash lease costs of $1.1 million. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other current liabilities of $11.6 million primarily due to timing of invoices and payments and a decrease in other assets of $0.8 million offset by an increase in prepaid and other current assets of $1.5 million and a decrease in other non-current liabilities of $1.0 million.

In the year ended December 31, 2021, net cash used in operating activities of $68.1 million was attributable to a net loss of $83.5 million and a net decrease of $4.0 million in our operating assets and liabilities, partially offset by $19.4 million in non-cash charges. The change in operating assets and liabilities was due to $9.7 million increase in other assets primarily related to long-term prepaid clinical costs and $1.7 million increases in prepaid expenses and other current assets, offset by $7.3 million increase in accounts payable and other accrued liabilities primarily due to timing of invoice and payments. The non-cash charges consisted of stock-based compensation of $13.9 million, acquired in-process research and development of $4.7 million, and non-cash lease costs of $0.7 million.

Investing Activities

In the year ended December 31, 2022, net cash used in investing activities of $235.4 million was attributable to purchases of short-term and long-term investments of $376.8 million and purchases of property and equipment of $1.4 million, offset by cash received for maturities of investments of $142.8 million.

In the year ended December 31, 2021, cash used in investing activities was $4.9 million due to the acquisition of in-process research and development of $4.3 million and purchase of property and equipment of $0.7 million.

Financing Activities

In the year ended December 31, 2022, net cash provided by financing activities of $9.9 million was attributable to proceeds from issuance of the term loan of $10.0 million offset by payments for debt issuance costs of $0.7 million, proceeds from the exercise of stock options under equity incentive plans of $0.6 million, and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million, offset by principal payments on finance leases of $0.4 million.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K. We believe that the following accounting policy reflects the most critical judgments and estimation uncertainty used in the preparation of our Consolidated Financial Results.

Clinical and Contract Manufacturing Accruals

We record accruals for estimated costs of research, preclinical studies and clinical trials, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers, including CROs and contract manufacturing organizations, or CMOs. Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. Similarly, our contracts with CMOs generally include pass-through fees such as raw materials and other miscellaneous costs, including shipping. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed but not yet invoiced in accordance with the respective agreements. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services. To assist in our estimates, we rely upon the receipt of timely and accurate reporting from our clinical and non-clinical studies and other third-party vendors.

We make significant judgments and estimates in determining the accrual balance related to our CMOs at the end of each reporting period based on discussion with internal personnel who work directly and meet regularly with the CMOs. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in our reporting amounts that are too high or too low in any particular period. Through December 31, 2022, there have been no material differences from our accrued estimated expenses to the actual clinical trial and manufacturing development expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from our estimates, resulting in adjustments to clinical trial expense and manufacturing costs in future periods. Changes in these estimates that result in material changes to our accruals could materially affect its financial position and results of operations.

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

As of December 31, 2022, we had cash, cash equivalents and short-term and long-term investments of $282.9 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of December 31, 2022, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ALX Oncology Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ALX Oncology Holdings Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Assessment of contract manufacturing accruals

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has contract manufacturing accruals of $5,249 thousand. The Company accrues the costs incurred under agreements with contract manufacturing organizations (CMOs) based on estimates of actual work completed but not yet invoiced in accordance with the respective agreements. The Company determines the estimated costs incurred through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

We identified the assessment of contract manufacturing accruals as a critical audit matter. Specifically, assessing the estimate of contract manufacturing activities completed but not yet invoiced required a higher degree of auditor judgment. Changes to the estimate of contract manufacturing activities completed but not yet invoiced could have had a significant impact on the contract manufacturing accrual recorded by the Company.

The following are the primary procedures we performed to address this critical audit matter. We assessed the Company’s estimate of the related contract manufacturing activities completed but not yet invoiced for a selection of the Company’s contract manufacturing accruals by: (1) inquiring of Company personnel responsible for overseeing the respective manufacturing activities to understand their progress; (2) inspecting correspondence received by the Company from CMOs, if any, and comparing the reported information to the Company’s estimate; and (3) inspecting the terms of the contract and any executed change orders and comparing them to the Company’s contract manufacturing accruals.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 9, 2023

ALX ONCOLOGY HOLDINGS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$48,822	$363,667
Short-term investments	217,385	—
Prepaid expenses and other current assets	4,762	3,352
Total current assets	270,969	367,019
Property and equipment, net	3,889	897
Long-term investments	16,699	—
Other assets	14,932	12,267
Total assets	$306,489	$380,183

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,073	$3,764
Payable and accrued liabilities due to related party	1,650	1,630
Accrued expenses and other current liabilities	18,602	9,901
Total current liabilities	28,325	15,295
Term loan, non-current	9,389	—
Other non-current liabilities	5,311	1,839
Total liabilities	43,025	17,134
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 40,861,386 and 40,587,067 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	41	41
Additional paid-in capital	589,735	564,993
Accumulated other comprehensive loss	(845)	—
Accumulated deficit	(325,467)	(201,985)
Total stockholders’ equity	263,464	363,049
Total liabilities and stockholders’ equity	$306,489	$380,183

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021	2020
Related-party revenue	$—	$—	$1,182
Operating expenses:
Research and development	98,400	60,170	28,961
General and administrative	29,036	23,385	14,809
Cost of services for related-party revenue	—	—	1,075
Total operating expenses	127,436	83,555	44,845
Loss from operations	(127,436)	(83,555)	(43,663)
Interest income	4,278	91	124
Other expense, net	(260)	(20)	(1,339)
Loss on early debt extinguishment	—	—	(621)
Loss before income taxes	(123,418)	(83,484)	(45,499)
Income tax (provision) benefit	(64)	21	(241)
Net loss	(123,482)	(83,463)	(45,740)
Cumulative dividends allocated to preferred stockholders	—	—	(5,202)
Net loss attributable to common stockholders	$(123,482)	$(83,463)	$(50,942)
Net loss per share attributable to common stockholders, basic and diluted	$(3.03)	$(2.07)	$(2.76)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	40,699,612	40,308,050	18,485,343

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net loss	$(123,482)	$(83,463)	$(45,740)
Cumulative preferred dividends allocated to preferred stockholders	—	—	(5,202)
Net loss attributable to common stockholders	(123,482)	(83,463)	(50,942)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(845)	—	—
Total comprehensive loss	$(124,327)	$(83,463)	$(50,942)

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2019	10,313,808	$70,363	3,166,946	$3	$2,140	$—	$(72,782)	$(70,639)
Issuance of convertible preferred stock, net of issuance costs	11,055,966	104,680	—	—	—	—	—	—
Reclassification of warrants from liability to equity	—	—	—	—	1,019	—	—	1,019
Conversion of convertible preferred stock into common stock	(21,369,774)	(175,043)	21,369,774	21	175,022	—	—	175,043
Cumulative dividends	—	—	2,564,759	3	(3)	—	—	—
Issuance of common stock in connection with equity offerings, net of underwriter discounts and issuance costs	—	—	12,512,000	13	364,387	—	—	364,400
Issuance of common stock under net exercise of warrants	—	—	48,932	—	—	—	—	—
Issuance of common stock under equity incentive plans	—	—	182,111	—	299	—	—	299
Vesting of early exercised stock options	—	—	—	—	27	—	—	27
Stock-based compensation	—	—	—	—	5,436	—	—	5,436
Net loss	—	—	—	—	—	—	(45,740)	(45,740)
Balance as of December 31, 2020	—	—	39,844,522	40	548,327	—	(118,522)	429,845
Issuance of common stock under equity incentive plans	—	—	734,922	1	2,550	—	—	2,551
Issuance of common stock under employee stock purchase plan	—	—	7,623	—	202	—	—	202
Stock-based compensation	—	—	—	—	13,914	—	—	13,914
Net loss	—	—	—	—	—	—	(83,463)	(83,463)
Balance as of December 31, 2021	—	—	40,587,067	41	564,993	—	(201,985)	363,049
Issuance of common stock under equity incentive plans	—	—	225,612	—	567	—	—	567
Issuance of common stock under employee stock purchase plan	—	—	48,707	—	336	—	—	336
Stock-based compensation	—	—	—	—	23,839	—	—	23,839
Unrealized loss on available-for-sale investments	—	—	—	—	—	(845)	—	(845)
Net loss	—	—	—	—	—	—	(123,482)	(123,482)
Balance as of December 31, 2022	—	$—	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Operating activities
Net loss	$(123,482)	$(83,463)	$(45,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	51	202
Non-cash lease costs	1,124	685	—
Acquired in-process research and development	—	4,739	—
Stock-based compensation	23,839	13,914	5,436
Net amortization of premiums and accretion of discounts on investments	(940)	—	—
Accretion of term loan discount and issuance costs	44	—	421
Changes in fair value of compound derivative liability and warrants	—	—	650
Gain on assignment of lease	—	—	(126)
Loss on early debt extinguishment	—	—	621
Changes in operating assets and liabilities
Receivables due from related-party	—	—	536
Prepaid expenses and other current assets	(1,476)	(1,662)	(1,514)
Other assets	750	(9,682)	(10)
Accounts payable	4,506	3,290	(3,744)
Payable and accrued liabilities due to related party	20	1,419	—
Accrued expenses and other current liabilities	7,027	3,306	4,983
Other non-current liabilities	(977)	(698)	(4)
Net cash used in operating activities	(89,223)	(68,101)	(38,289)
Investing activities
Purchase of investments	(376,789)	—	—
Maturities of investments	142,800	—	—
Purchase of property and equipment	(1,427)	(666)	(31)
Acquisition of in-process research and development	—	(4,257)	—
Proceeds from assets held for sale	—	—	641
Net cash provided by (used in) investing activities	(235,416)	(4,923)	610
Financing activities
Proceeds from common stock offerings, net	—	—	368,256
Payments of offering costs	—	—	(3,848)
Proceeds from exercise of stock options under equity incentive plan	567	2,551	299
Proceeds from issuance of common stock under employee stock purchase plan	336	202	—
Proceeds from issuance of convertible preferred stock, net	—	—	104,680
Principal payments on finance leases	(388)	(281)	—
Proceeds from issuance of term loan, net	10,000	—	—
Payments of debt issuance costs	(655)	—	—
Cash paid for early debt extinguishment	—	—	(6,506)
Net cash provided by financing activities	9,860	2,472	462,881
Net increase (decrease) in cash, cash equivalents and restricted cash	(314,779)	(70,552)	425,202
Cash, cash equivalents and restricted cash at beginning of year	363,667	434,219	9,017
Cash, cash equivalents and restricted cash at end of period	$48,888	$363,667	$434,219
Supplemental disclosure
Cash paid for interest	$103	$11	$427
Cash paid for taxes	$—	$274	$47
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$—	$27
Purchase of property and equipment in accounts payable and accrued expenses	$2,145	$237	$7
Acquisition of in-process research and development in accounts payable and accrued expenses	$—	$482	$—
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$—	$175,043
Accumulated dividend on convertible preferred stock	$—	$—	$3
Right-of-use asset acquired under operating leases	$4,613	$1,780	$—
Right-of-use asset acquired under finance leases	$—	$776	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$48,822	$363,667	$434,219
Restricted cash (included in other assets)	66	—	—
Total cash and cash equivalents and restricted cash	$48,888	$363,667	$434,219

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

ALX Oncology Holdings Inc. is incorporated in Delaware. ALX Oncology Limited, incorporated in Ireland, is a wholly-owned subsidiary of ALX Oncology Holdings Inc. ALX Oncology Inc., incorporated in Delaware, is a wholly-owned subsidiary of ALX Oncology Limited. Alexo International Holdings Limited, incorporated in Malta, is a wholly-owned subsidiary of ALX Oncology Inc. All the companies are collectively known as the Subsidiaries.

As of December 31, 2022, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

Management expects to incur additional losses in the future to conduct product candidate research and development and to conduct pre-commercialization activities and recognizes that the Company will likely raise additional capital to fully implement its business plan. The Company intends to raise such capital through the sale of additional equity, debt financings and/or strategic alliances with third parties. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional financing, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. The Company believes that the existing capital resources will be sufficient to fund the projected operating requirements for at least the next twelve months.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the applicable rules and regulations of the U.S. Securities and Exchange Commission, or SEC.

Reclassifications

Certain reclassifications have also been made within the consolidated statements of operations for the years ended December 31, 2021 and 2020 to conform to the current year presentation. For the year ended December 31, 2021, the Company reclassified approximately $0.1 million out of other income (expense), net into a separate interest income financial statement line item as well as combined a nominal amount of interest expense into other income (expense), net, which is now renamed other expense, net. For the year ended December 31, 2020, the Company reclassified approximately $0.1 million out of other income (expense), net into a separate interest income financial statement line item as well as combined approximately $0.8 million amount of interest expense into other income (expense), net, which is now renamed other expense, net. Total loss before income taxes as of December 31, 2021 and 2020 did not change as a result of these reclassifications.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to the estimated useful lives of long-lived assets, clinical trial accruals, fair value of assets and liabilities, fair value of investments, valuation of the Company’s common stock in periods prior to its initial public offering and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company holds its cash and cash equivalents in checking and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S. government agency securities that are stated at cost, which approximate fair value.

Investments

Investments consist of money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments and long-term investments. Management determines the appropriate classification of the investments at the time they are purchased and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

The Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized within other expense, net in the consolidated statements of operations, and an allowance for credit loss is recorded on the consolidated balance sheets. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive loss, net of tax as a separate component of consolidated stockholders’ equity.

Concentration of Credit Risk, Credit Losses and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and investments. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments. The Company manages its credit risk by holding its cash, cash equivalents and investments in large financial institutions within the U.S. In addition, the Company’s investment policy limits investments to certain types of instruments such as money market funds, debt securities issued by the U.S. government and its agencies, corporate debt securities, commercial paper as well as asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations. Maintenance and repairs are charged to the consolidated statement of operations as incurred.

Leases

On January 1, 2021, the Company adopted Accounting Standards Update No. 2016-02, Leases, Topic 842, or Accounting Standards Codification (ASC) 842, using the alternative modified transition method, which applies the standard as of the adoption date. Results and disclosure requirements for reporting periods beginning after January 1, 2021 are presented under ASC 842.

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

The Company classifies money market funds and U.S. treasury securities as Level 1 within the fair value hierarchy as the fair value is based on quoted prices. The Company classifies its investments in U.S. government agency securities, corporate debt securities, commercial paper, and asset-backed securities as Level 2 within the fair value hierarchy as the fair value is estimated by third-party pricing sources using quoted prices for identical or similar instruments in markets that are not active and industry-standard model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets.

Debt Issuance Costs

Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement using the effective interest method. If the financing arrangement is canceled or forfeited, or if the utility of the arrangement to the Company is otherwise compromised, these costs are recognized as interest expense immediately. The Company’s consolidated financial statements present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

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

Revenue Recognition

To date, the Company has derived revenue from providing research and development services on a time and materials basis to a related-party. No such revenue was earned in either 2021 or 2022.

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

Cost of Services for Related-Party Revenue

The Company incurs costs associated with related-party services including direct labor and associated employee benefits, laboratory supplies, and other expenses. These costs are recorded in cost of services for related-party revenue as a component of total operating expenses in the accompanying consolidated statements of operations.

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

Clinical and Contract Manufacturing Accruals

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

The Company makes significant judgments and estimates in determining the accrual balance at the end of each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. Through December 31, 2022, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.

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

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s long-lived assets are located in the United States.

Foreign Currency Transactions

The functional currency of the Company’s operation and each of its subsidiaries is U.S. dollars. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the consolidated statement of operations and recorded in other expense, net, and were immaterial for the years December 31, 2022, 2021 and 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on investments for all periods presented.

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

Recent Accounting Pronouncements

None.

(3) ACQUISITION OF ASSETS AND OWNERSHIP

On October 4, 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc., or ScalmiBio, as the Company expands its pipeline with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform. Under the terms of the stock purchase agreement, the Company made an initial payment to the stockholders of ScalmiBio at closing on October 4, 2021 of approximately $4.5 million in cash, net of certain expenses and adjustments, and made an additional payment of $2.0 million at the one-year anniversary of the transaction on October 4, 2022 to the stockholders of ScalmiBio. This additional payment was recorded as research and development costs within the consolidated statements of operations and consolidated statements of comprehensive loss over the one-year period given the payment was contingent on the majority stockholder remaining employed with the Company through the one-year anniversary of the closing. In addition, the Company has agreed to pay up to $35.0 million, in aggregate, in certain milestones based on the clinical development of the acquired ScalmiBio technology and has also agreed to pay a low single digit royalty on net sales of any products developed from the ScalmiBio acquired technology for a defined term. The Company has the option to buy-out the royalty payment, prior to the first marketing approval of the developed product.

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

To determine the accounting for this transaction, an assessment was made as to whether an integrated set of assets and activities should be accounted for as a business combination or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not considered a business. The Company concluded that substantially all of the fair value is concentrated in a group of similar identifiable assets. Pursuant to asset acquisition accounting, acquired IPR&D with no alternative future use is expensed at acquisition. Accordingly, $4.7 million including $0.2 million of legal and other professional fees related to the acquisition, was recognized in “Research and development” expenses in the consolidated statements of operations and consolidated statements of comprehensive loss for the year ended December 31, 2021.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$36,690	$—	$—	$36,690
U.S. government agency securities	Level 2	3,484	—	—	3,484
Short-term investments
U.S. Treasury securities	Level 1	73,058	3	(438)	72,623
U.S. government agency securities	Level 2	16,227	36	—	16,263
Corporate debt securities	Level 2	56,318	—	(367)	55,951
Commercial paper	Level 2	62,087	—	—	62,087
Asset-backed securities	Level 2	10,512	—	(51)	10,461
Long-term investments
U.S. Treasury securities	Level 1	5,242	2	—	5,244
U.S. government agency securities	Level 2	9,760	—	(15)	9,745
Asset-backed securities	Level 2	1,725	—	(15)	1,710
Total		$275,103	$41	$(886)	$274,258

	December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$357,181	$—	$—	$357,181

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of December 31, 2022 and 2021.

The fair value of cash equivalents and available-for-sale investments by classification included in the consolidated balance sheets was as follows as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$40,174	$357,181
Short-term investments	217,385	—
Long-term investments	16,699	—
Total	$274,258	$357,181

Cash and cash equivalents in the above table excludes bank account cash of $8.6 million and $6.5 million as of December 31, 2022 and 2021, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Maturing in one year or less	$257,559	$357,181
Maturing after one year through five years	16,699	—
Total	$274,258	$357,181

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2022 and 2021 and there were no financial instruments classified as Level 3 as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, accrued interest receivable related to the Company’s investments of $1.0 million and zero, respectively, was included in prepaid expenses and other current assets as well as other assets on the consolidated balance sheet.

As of December 31, 2022, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of December 31, 2022 and 2021, no allowance for credit losses for the Company’s investments was recorded. As of December 31, 2022 and 2021, there were no securities in a continuous net unrealized loss position for more than 12 months. As of December 31, 2022 and 2021, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Leasehold improvements	$2,360	$229
Laboratory equipment	1,422	324
Computer hardware and software	344	241
Furniture and fixtures	166	166
Property and equipment, gross	4,292	960
Less: accumulated depreciation	(403)	(63)
Property and equipment, net	$3,889	$897

Depreciation was $0.3 million, nominal, and $0.2 million for years ended December 31, 2022, 2021 and 2020, respectively.

Other Assets

The following table presents the components of other assets, net as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Long-term prepaid clinical expenses	$7,264	$6,694
Operating lease right-of-use assets	5,626	1,829
Long-term prepaid contract manufacturing costs	1,456	2,854
Finance lease right-of-use assets	298	746
Deposits	144	144
Accrued interest receivable	78	—
Restricted cash	66	—
Total other assets	$14,932	$12,267

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Accrued clinical and nonclinical study costs	$5,485	$4,119
Accrued contract manufacturing	5,249	693
Accrued compensation and related expenses	3,708	3,294
Accrued property and equipment	2,110	27
Accrued professional fees	835	790
Operating lease liabilities, current	755	313
Finance lease liabilities, current	286	429
Other	174	236
Total accrued expenses and other current liabilities	$18,602	$9,901

(6) LEASES

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

In February 2022, the Company entered into a lease agreement totaling approximately 11,074 square feet of office and laboratory space located in Palo Alto, California. The lease consists of two premises and expires in February 2030. The lease provides for an option to extend for two years after expiration. The lease for one of the premises commenced in February 2022 and the lease for the second premises commenced in April 2022. The lease provides for an annual base rent of approximately $0.8 million, which increases on an annual basis by 3%. The total lease payments for the life of the lease are approximately $6.9 million. The Company is also responsible for leasehold improvement costs related to the second premises, which are expected to be approximately $2.1 million, of which $1.5 million is to be paid with interest at a rate of 7% per annum as additional payments over the life of the lease. The Company classified the lease as an operating lease. Under the terms of the lease agreement, the Company issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted cash deposit of $0.1 million (see Note 5 “Other Assets”).

As of December 31, 2022, the ROU assets recorded for operating leases and finance leases were $5.6 million and $0.3 million, respectively. As of December 31, 2021, the ROU assets recorded for operating leases and finance leases were $1.8 million and $0.7 million, respectively. The amounts were included in the other assets on the consolidated balance sheet.

The following table presents the maturities and balance sheet information of the Company’s operating and finance lease liabilities as of December 31, 2022 (in thousands, except lease term and discount rate):

	December 31, 2022
	Operating Leases	Finance Leases
2023	$1,240	$288
2024	1,267	—
2025	1,305	—
2026	1,187	—
2027	912	—
Thereafter	2,069	—
Total lease payments	7,980	288
Less: imputed interest	(1,957)	(2)
Total lease liabilities	$6,023	$286

Lease liabilities: current (i)	$765	$286
Lease liabilities: non-current (ii)	5,258	—
Total lease liabilities	$6,023	$286

Weighted average remaining lease term (in years)	6.3	0.7
Weighted average discount rate	8.4%	1.7%

(i)
Current lease liabilities are presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party on the consolidated balance sheets and includes a nominal amount due to Tallac Therapeutics, Inc. for an operating lease. Refer to Note 11 “Related-Party Transactions” for additional discussion.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the consolidated balance sheet.

The following table presents the components of lease costs for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Operating lease cost	$1,159	$360
Variable lease cost and other, net (i)	262	84
Short-term lease cost	88	—
Finance lease cost:
Amortization of right-of-use assets	447	369
Interest	9	13
Total lease costs	$1,965	$826

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

The following table presents the supplemental cash flow disclosures for cash paid for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$933	$243
Operating cash flows from finance leases	$8	$11
Financing cash flows from finance leases	$388	$281
Right-of-use asset acquired under leases
Operating leases	$4,613	$1,780
Finance leases	$—	$776

(7) TERM LOAN

Silicon Valley Bank and WestRiver Loan

The Company’s wholly-owned subsidiaries Alexo Therapeutics International and Sirpant Therapeutics, as borrowers, entered into a Loan and Security Agreement, or the SVB-WestRiver Loan Agreement, dated as of December 20, 2019, with Silicon Valley Bank, or SVB, and WestRiver, collectively as lenders, and SVB, as administrative agent and collateral agent. On the closing date of the Loan Agreement in December 2019, $6.0 million was funded to the Company. In December 2020, the Company fully repaid the loan balance.

In conjunction with the SVB-WestRiver Loan Agreement, the Company issued warrants to purchase Series B convertible preferred stock to SVB and WestRiver, and recorded a warrant liability of approximately $0.4 million at the date of issuance. The Company also determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting, and recorded a term loan compound derivative liability of approximately $51,000. The Company measured its Series B convertible preferred stock warrant liability and term loan compound derivative liability at fair value on a recurring basis, which were classified as Level 3 liabilities. During the year ended December 31, 2020, the increase in fair value in warrant liability was approximately $658,000. During the year ended December 31, 2020, the decreases in fair value in compound derivative liability was approximately $8,000. Those amounts were recognized as a component of other expense, net in the consolidated statement of operations. The Company reclassified the preferred stock warrant liability balance into additional paid-in capital in July 2020 with no further re-measurement required, as the common stock warrants are considered permanent equity effective with the completion of the initial public offering. The compound derivative liability was extinguished upon the extinguishment of the host instrument in December 2020.

Oxford Finance and Silicon Valley Bank Loan

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

Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term Secured Overnight Financing Rate, or SOFR, and (ii) 2.33%, plus 6.25%. The minimum per annum interest rate is 8.58%. Interest on the term loans is payable monthly in arrears. The Company will begin to make principal payments in equal monthly installments beginning on December 1, 2025. However, if either of the milestone related tranche term loans are funded, then the Company will begin to make principal payments in equal monthly installments beginning on December 1, 2026. The term loans mature on October 1, 2027.

The term loans may be prepaid in full or in part, in increments of $10.0 million, with various prepayment premiums. Upon the earlier prepayment or maturity of any term loan, the Company is required to pay a final payment fee of 6.0% of the original principal amount of such funded term loan. The final payment will be accreted to the final payment amount as interest expense using the effective interest method over the term of the loan through maturity date. The term loans once repaid or prepaid may not be reborrowed. The Company is also obligated to pay other customary fees for a loan facility of this size and type.

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

The Loan Agreement contains customary events of default, which include, but are not limited to payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, and judgment defaults. The occurrence of an event of default could result in the acceleration of our obligations under the Loan Agreement, the termination of the Lenders’ commitments, a 5.0% increase in the applicable rate of interest and the exercise by the Lender of other rights and remedies provided for under the Loan Agreement.

The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the consolidated balance sheet. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the year ended December 31, 2022, interest expense incurred in connection with the Loan Agreement was $0.2 million. We had no outstanding debt and did not incur interest expense in 2021.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of December 31, 2022, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2022, we were in compliance with all financial reporting covenants under the Loan Agreement.

As of December 31, 2022, the future maturities under the Loan Agreement are as follows (in thousands):

December 31, 2022
2023	$—
2024	—
2025	435
2026	5,217
2027	4,948
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(993)
Less: unaccreted final payment costs	(218)
Term loan, non-current, net	$9,389

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2022 and 2021, the Company had 40,861,386 and 40,587,067 shares of common stock outstanding, respectively.

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

Common stock reserved for future issuance as of December 31, 2022 consists of the following:

December 31,
2022
Stock options issued and outstanding	6,196,848
Stock options authorized for future issuance	2,932,309
Employee Stock Purchase Plan shares authorized for future issuance	1,147,986
Restricted stock issued and outstanding	820,326
Total	11,097,469

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

(9) STOCK-BASED COMPENSATION

Equity Incentive Plans

2015 Share Award Scheme

During 2015, the Company adopted an equity compensation plan, the 2015 Share Award Scheme, or the 2015 Share Award Scheme, for eligible employees, officers, directors, advisors, and consultants. The 2015 Share Award Scheme provided for the grant of incentive and non-statutory stock options. The 2015 Share Award Scheme permitted the Company to grant up to 2,143,117 shares of common stock pursuant to awards granted thereunder, including incentive stock options, non-statutory stock options, conditional share awards and restricted share awards.

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

Amended and Restated 2020 Equity Incentive Plan

In July 2020, the Company adopted the Amended and Restated 2020 Equity Incentive Plan, or the 2020 Plan. The 2020 Plan replaced the Company’s 2020 Equity Incentive Plan and a total of 7,874,862 shares were reserved under the 2020 Plan. Unless the Board of Directors provides otherwise, beginning on January 1, 2021, the maximum number of shares which shall be made available for issuance under the 2020 Plan will automatically increase on the first day in January of each calendar year (i.e., the first day of our fiscal year) by an amount equal to the least of:

•
4,000,000 shares;
•
four percent of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or
•
such number of shares as our board of directors may determine no later than the last day of our immediately preceding fiscal year.

The terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2020 Plan. The term of the options generally expire, upon the earliest of (i) termination of continuous service for cause (ii) three months after the termination of continuous service for reasons other than cause, death or disability (iii) twelve months after the termination of continuous service due to disability (iv) eighteen months after the employee’s death if the employee died during the period of continuous service (v) expiration date in the grant notice or (vi) the day before the tenth anniversary of the date of grant. The per share exercise price of the incentive stock options must equal at least the fair market value of a share underlying such options on the date of grant.

All awards that are canceled, forfeited or expired are returned to the 2020 Plan and are available for grant in conjunction with the issuance of new awards. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over an agreed service period, usually four years. Certain stock options granted under the 2020 Plan provide option holders the right to elect to exercise unvested options in exchange for common stock. Such unvested common stock is subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the underlying repurchase right expires. These repurchase terms are considered to be a forfeiture provision. The cash received from employees for exercise of unvested options is treated as a refundable deposit and is classified as a liability on the consolidated balance sheets. At December 31, 2022, there was no such unvested early exercised options and related liability.

Shares Available for Grant

The following table provides a summary of shares available for grant under the 2020 Plan:

Amended and Restated 2020 Equity Incentive Plan
Shares available for grant at December 31, 2021	3,407,898
Authorized	1,623,483
Granted	(2,385,984)
Canceled/forfeited	286,912
Shares available for grant at December 31, 2022	2,932,309

Stock Option Modification

In connection with the transfer of employees to Tallac Therapeutics, the Company’s former Chief Scientific Officer, and eight of the Company’s employees, or Transferred Employees, terminated their employment with the Company effective as of June 30, 2020 and became employees of Tallac Therapeutics effective as of July 1, 2020. The options to purchase shares of the Company’s common stock that were previously granted to the Transferred Employees will continue to vest and be exercisable subject to the Transferred Employees remaining service providers to the Company under the original terms of the award. The Company evaluated the change in status from an employee to a consultant in accordance with ASC 718. While the Company concluded that the change in status did not affect the vesting condition or the classification of the initial awards, the significant reduction in the level of services that the grantees were expected to provide under the original awards as compared to the level of services expected under the Tallac Services Agreement will no longer meet the substantive service condition requirements and therefore the compensation cost for the unvested awards was recognized immediately with no future service requirement.

In September 2020, in connection with the resignation of the Company’s former Chief Business Officer and the entry into a consulting agreement, the Company evaluated the change in status from an employee to a consultant in accordance with ASC 718. While the Company concluded that the change in status did not affect the vesting condition or the classification of the initial awards, the significant reduction in the level of services that the grantee was expected to provide under the original awards as compared to the level of services expected under the consulting agreement will no longer meet the substantive service condition requirements and therefore the compensation expense for the unvested awards expected to vest during the consultancy was recognized immediately with no future service requirement.

The Company recorded $1.7 million in stock-based compensation expenses related to the modifications for the year ended December 31, 2020. There were no significant stock option modifications for the years ended December 31, 2021 and 2022.

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

Accordingly, on January 1, 2022 and 2021, the number of shares available under the ESPP was increased by 405,871 and 398,445 shares respectively. As of December 31, 2022, 56,330 shares of common stock have been purchased under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 1,147,986.

Stock Option Activity

The following table provides a summary of stock option activity under the 2020 Plan and related information:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,128,639	$23.91	8.28	$49,745
Granted	1,481,234	10.89
Exercised	(171,838)	3.30
Canceled/forfeited	(241,187)	44.58
Outstanding at December 31, 2022	6,196,848	$20.56	7.78	$19,872
Exercisable at December 31, 2022	3,663,358	$14.73	7.03	$18,824

The aggregate intrinsic values represent the total pre-tax intrinsic value, of options outstanding and exercisable calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2022 and 2021. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 were $1.7 million, $48.1 million and $4.4 million, respectively.

Stock Option Valuation Assumptions

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock options at the date of the grant, and stock-based compensation is adjusted for actual forfeitures as they occur. The fair value of each option grant during the years ended December 31, 2022, 2021 and 2020 was estimated with the following assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.3 - 6.1	5.3 - 6.1	5.8 - 6.1
Risk-free interest rate	1.6% - 4.4%	0.8% - 1.4%	0.3% - 0.8%
Expected dividend rate	-	-	-
Expected stock price volatility	81.9% - 84.7%	79.7% - 86.9%	78.7% - 89.0%

Expected Term. The expected term of the options represents the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method.

Risk-Free Interest Rate. The risk-free interest rate is based on the yield of U.S. Treasury notes as of the grant date with terms commensurate with the expected term of the option.

Dividend Yield. The expected dividends assumption is based on the Company’s expectation of not paying dividends in the foreseeable future.

Volatility. Since the Company does not have sufficient trading history for its common stock, the expected volatility is based on a combination of the historical volatilities of the common shares of comparable publicly traded companies as well as the historical volatilities of the Company’s common shares. The Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Company’s share-based awards.

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

Restricted Stock Unit Activity

The following table provides a summary of restricted stock unit activity under the 2020 Plan and related information:

	Outstanding RSUs
	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2021	15,075	$58.56	1.83	$324
Granted	904,750	13.55
Vested	(53,774)	14.71
Canceled/forfeited	(45,725)	16.55
Unvested as of December 31, 2022	820,326	$14.13	1.68	$9,245

Stock-based Compensation Expenses

Stock options granted are measured based on the grant-date fair value estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted stock units is the fair value of the underlying stock on the award’s grant date. Compensation expense is recognized over the vesting period of the applicable awards on a straight-line basis. The weighted-average grant date fair value per share for stock options granted during the years ended December 31, 2022, 2021 and 2020 was $7.88, $42.29 and $7.74, respectively. The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2022 and 2021 was $13.55 and $58.56, respectively. There were no restricted stock units granted in 2020.

Stock-based compensation expense includes stock options and restricted stock units and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Research and development	$10,741	$5,211	$2,551
General and administrative	13,098	8,703	2,885
Total	$23,839	$13,914	$5,436

As of December 31, 2022, there was unrecognized share-based compensation expense of $52.4 million, related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.5 years. There was unrecognized share-based compensation expense of $9.8 million, related to unvested restricted stock units which the Company expects to recognize over a weighted-average period of 3.2 years.

(10) INCOME TAXES

The U.S. domestic and international components of pre-tax loss for the years ending December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(111,360)	$(30,565)	$(9,457)
International	(12,058)	(52,919)	(36,042)
Loss before income taxes	$(123,418)	$(83,484)	$(45,499)

The federal and state provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision for income taxes:
Federal	$64	$(21)	$239
State	—	—	2
International	—	—	—
Total current	64	(21)	241
Deferred tax provision:
Federal	—	—	—
State	—	—	—
International	—	—	—
Total deferred	—	—	—
Provision (benefit) for income taxes	$64	$(21)	$241

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

A reconciliation of the U.S. federal statutory income tax rate to the effective tax for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
At federal statutory income tax rate	$(25,918)	$(17,532)	$(9,555)
State income taxes	(2,659)	(105)	(3,098)
Stock-based compensation	2,368	(4,031)	(5)
Research & Development credits	(1,779)	(2,131)	(512)
Change in valuation allowance	9,067	11,476	5,710
Other	36	172	321
Foreign rate differential	18,949	11,032	7,380
Prior period true ups	—	1,098	—
Provision (benefit) for income taxes	$64	$(21)	$241

Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Loss carryforwards	$16,319	$15,407
Research & other credits	8,435	5,325
Other	14	16
Accrued expenses	1,860	529
Stock options	3,860	1,530
Lease Liabilities	1,323	542
Capitalized R&D	1,702	—
Total deferred tax assets	33,513	23,349
Deferred tax liabilities:
Fixed assets	215	73
Lease ROU assets	1,244	541
Prepaid expenses	252	—
Total deferred tax liabilities	1,711	614
Valuation allowance	(31,802)	(22,735)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $9.1 million and $11.4 million for the years ended December 31, 2022 and 2021, respectively.

The Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them pursuant to Internal Revenue Code Section 174 beginning in 2022.

Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$46,835	Do Not Expire
Net operating losses, state	$68,993	2038-2040
Tax credits, federal	$5,978	2039-2042
Tax credits, state	$4,177	N/A
Net operating losses, foreign	$4,554	N/A

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

The unrecognized tax benefits as of December 31, 2022, 2021 and 2020 were $1.7 million, $1.2 million and $0.8 million, respectively. Future changes in the unrecognized tax benefits will not impact the effective tax rate due to the Company’s full valuation allowance.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,217	$842	$692
Additions/reversals based on tax positions of prior years	13	(69)	(64)
Additions based on tax positions related to the current year	443	494	240
Lapses in statutes of limitations	(12)	(50)	(26)
Balance at end of year	$1,661	$1,217	$842

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2022, 2021 and 2020, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

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

The Company recognized related-party revenues of zero, zero and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, under the Tollnine Agreement. Effective as of July 1, 2020, the Company terminated the Tollnine Agreement and entered into the Tallac Services Agreement with Tallac Therapeutics.

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics, Inc., or Tallac, effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development, or R&D, costs within the consolidated statement of operations. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.6 million, $0.8 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Services Agreement.

Tallac Collaboration Agreement

On March 4, 2021, the Company entered into a Collaboration Agreement with Tallac, or the Tallac Collaboration Agreement, to jointly develop, manufacture, and commercialize a novel class of cancer immunotherapy. The collaboration builds on the Company’s expertise in developing therapies that block the CD47 checkpoint pathway and expands its immuno-oncology pipeline. The companies will leverage their respective scientific and technical expertise to advance an anti-SIRPα antibody conjugated to a Toll-like receptor 9, or TLR9, agonist for targeted activation of both the innate and adaptive immune systems. The key economic components of the collaboration transaction include that both parties will share equally (a) in the cost and expenses of research and development and (b) any profit or loss.

The Company accounts for R&D costs in accordance with ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the years ended December 31, 2022 and 2021, the Company recorded $7.8 million and $2.8 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

The Tallac Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of December 31, 2022 and 2021, the Company had accrued expenses of $1.6 million and $1.4 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the consolidated balance sheet.

Transfer of assets to Tallac

In July 2020, the Company transferred certain lab equipment and other assets to Tallac Therapeutics in exchange for $0.6 million.

Operating sub-lease agreement with Tallac

The Company leases office space in Burlingame, California under a single operating sub-lease agreement with Tallac. Refer to Note 6 “Leases” for additional discussion.

Acquisition of assets and ownership of ScalmiBio

On October 4, 2021, the Company entered into a stock purchase agreement with ScalmiBio. The Company’s CEO and President, who is a director, was also a director of ScalmiBio prior to the acquisition, and owned 31.7% of ScalmiBio stock. Refer to Note 3 “Acquisition of assets and ownership” for additional discussion.

On October 4, 2022, the Company made a $2.0 million payment to stockholders of ScalmiBio at the one-year anniversary of the transaction to stockholders of ScalmiBio, including 31.7%, or $0.6 million, to the Company's CEO and President. This payment was recorded as R&D costs within the consolidated statements of operations over the one-year period.

(12) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended
	December 31,
	2022	2021	2020
Numerator:
Net loss	$(123,482)	$(83,463)	$(45,740)
Less: cumulative preferred dividends allocated to preferred stockholders	—	—	(5,202)
Net loss attributable to common stockholders	$(123,482)	$(83,463)	$(50,942)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	40,699,612	40,308,050	18,485,343
Net loss per share attributable to common stockholders, basic and diluted	$(3.03)	$(2.07)	$(2.76)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020, because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2022	2021	2020
Common stock subject to repurchase	—	—	63
Stock options issued and outstanding	6,196,848	5,128,639	4,857,308
Restricted stock issued and outstanding	820,326	15,075	—
Employee Stock Purchase Plan estimated shares issuable	—	—	—
Total	7,017,174	5,143,714	4,857,371

(13) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2022.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the years ended December 31, 2022, 2021 and 2020, the Company had no pending or threatened litigation.

License Agreements

In March 2015, the Company entered into a license agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to the Company’s current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There was no milestone payment recorded for the year ended December 31, 2022.

In June 2016, the Company entered into a license agreement with Selexis SA, or Selexis, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents, know-how and other intellectual property, to use Selexis generated cell lines to manufacture evorpacept, and to make, use and sell licensed product containing such compound in all fields of use. The Company paid Selexis a nominal one-time fee and will pay Selexis an annual maintenance fee. The Company also agreed to pay Selexis milestone payments up to an aggregate of 1.2 million Swiss Francs in respect of all licensed products developed and/or commercialized under the grant that successfully satisfies certain milestone events. The Company recorded a milestone payment of $0.1 million during the year ended December 31, 2021. There was no milestone payment recorded for the year ended December 31, 2022.

In March 2017, the Company entered into an agreement with Crystal Bioscience Inc. (now a subsidiary of Ligand Pharmaceuticals Incorporated), or Crystal, under which the Company obtained an assignment of certain patents, covering certain SIRPα antibodies. Under this agreement, the Company also received a worldwide, royalty-bearing non-exclusive license, with the right to grant sublicenses through multiple tiers of sublicenses, under certain of Crystal’s background patents and know-how necessary to commercialize the rights under the assigned patents. The Company agreed to pay Crystal milestone payments up to $11.1 million in respect of all licensed products developed under the assigned patents, that successfully satisfy certain clinical and regulatory milestones, each milestone being paid only once for all products. The Company recorded the first milestone payment of $0.3 million during the year ended December 31, 2022.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of December 31, 2022 (in thousands):

	December 31, 2022
	Total	2023	2024-2025	2026-2027	Thereafter
Manufacturing and service contracts	10,953	9,590	1,323	40	—
Total	$10,953	$9,590	$1,323	$40	$—

In November 2015, we entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and cGMP manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit us to certain future purchase obligations of approximately $11.0 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(14) SUBSEQUENT EVENTS

In preparing the consolidated financial statements as of December 31, 2022, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Annual Report on Form 10-K. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2022. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of our 2022 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item regarding certain relationships and related party transactions and director independence is incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Auditor Firm ID: 185.

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

Exhibit Index

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39386	3.1	July 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39386	3.2	July 21, 2020

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 1, 2020.	S-1	333-239490	4.1	June 26, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-239490	4.2	June 26, 2020

4.3	Description of Securities.					X

10.1#	Loan and Security Agreement, dated as of October 27, 2022, among Oxford Finance LLC, as collateral agent, the lenders from time to time party thereto, ALX Oncology Inc., Alexo Therapeutics International, and Sirpant Therapeutics, each as a borrower, and ALX Oncology Holdings Inc., as guarantor.	8-K	001-39386	10.1	October 31, 2022

10.1.1	Consent and First Amendment to Loan and Security Agreement, dated as of December 22, 2022.					X

10.2	Sales Agreement, dated December 17, 2021, by and among ALX Oncology Holdings Inc., Cantor Fitzgerald & Co., and Credit Suisse Securities (USA) LLC.	8-K	001-39386	1.1	December 17, 2021

10.3+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-239490	10.1	June 26, 2020

10.4+	Amended and Restated 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-239490	10.2	July 13, 2020

10.5+	2020 Employee Stock Purchase Plan.	S-1/A	333-239490	10.3	July 13, 2020

10.6+	Confirmatory Offer Letter between the Registrant and Jaume Pons, Ph.D.	S-1/A	333-239490	10.4	July 13, 2020

10.7+	Confirmatory Offer Letter between the Registrant and Peter García.	S-1/A	333-239490	10.6	July 13, 2020

10.8+	Confirmatory Offer Letter between the Registrant and Shelly Pinto.	10-K	001-39386	10.6	February 28, 2022

10.9+	Confirmatory Offer Letter between the Registrant and Sophia Randolph, M.D., Ph.D.	S-1/A	333-239490	10.8	July 13, 2020

10.10+	Executive Incentive Compensation Plan.	S-1/A	333-239490	10.9	July 13, 2020

10.11+	Outside Director Compensation Policy.	S-1/A	333-239490	10.10	July 13, 2020

10.12+	Form of Change in Control and Severance Agreement.	S-1/A	333-239490	10.11	July 13, 2020

10.13	Exclusive (Equity) Agreement between the Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of March 24, 2015, as amended on April 24, 2015 and May 15, 2015.	S-1	333-239490	10.12	June 26, 2020

10.14	Amended and Restated Research and Development Services Agreement, dated as of June 18, 2018, between ALX Oncology Inc. and Tollnine, Inc., incorporating Amendment No. 1, dated as of May 3, 2019.	S-1	333-239490	10.14	June 26, 2020

10.15	Research and Development Services Agreement, dated as of June 25, 2020, between the Registrant and Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc.).	S-1	333-239490	10.15	June 26, 2020

21.1	List of subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALX ONCOLOGY HOLDINGS INC.

Date: March 9, 2023	By:	/s/ Jaume Pons
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

Signature	Title	Date

/s/ Jaume Pons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Jaume Pons, Ph.D.

/s/ Peter Garcia	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
Peter Garcia

/s/ Shelly Pinto	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2023
Shelly Pinto

/s/ Corey Goodman	Executive Chairman of the Board of Directors	March 9, 2023
Corey Goodman, Ph.D.

/s/ Rekha Hemrajani	Director	March 9, 2023
Rekha Hemrajani

/s/ Jason Lettmann	Director	March 9, 2023
Jason Lettmann

/s/ Jack Nielsen	Director	March 9, 2023
Jack Nielsen

/s/ Itziar Canamasas	Director	March 9, 2023
Itziar Canamasas, Ph.D.

/s/ Scott Garland	Director	March 9, 2023
Scott Garland

/s/ Sophia Randolph	Director	March 9, 2023
Sophia Randolph, M.D., Ph.D.