Form 10-Q
period 2023-03-31
ALX ONCOLOGY HOLDINGS INC
filed 2023-05-11
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 40,869,135 shares of common stock outstanding, $0.001 par value per share.

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
▪
the impact of the COVID-19 pandemic, rising interest rates, bank failures or instability in the financial services sector, or geopolitical risks on our business;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$63,194	$48,822
Short-term investments	164,750	217,385
Prepaid expenses and other current assets	4,592	4,762
Total current assets	232,536	270,969
Property and equipment, net	3,932	3,889
Long-term investments	28,220	16,699
Other assets	13,450	14,932
Total assets	$278,138	$306,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,826	$8,073
Payable and accrued liabilities due to related party	830	1,650
Accrued expenses and other current liabilities	11,235	18,602
Total current liabilities	21,891	28,325
Term loan, non-current	9,450	9,389
Other non-current liabilities	6,409	5,311
Total liabilities	37,750	43,025
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 40,863,049 and 40,861,386 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	41	41
Additional paid-in capital	596,086	589,735
Accumulated other comprehensive loss	(88)	(845)
Accumulated deficit	(355,651)	(325,467)
Total stockholders’ equity	240,388	263,464
Total liabilities and stockholders’ equity	$278,138	$306,489

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$24,763	$17,073
General and administrative	7,440	7,674
Total operating expenses	32,203	24,747
Loss from operations	(32,203)	(24,747)
Interest income	2,311	225
Interest expense	(387)	(3)
Other income (expense), net	95	(8)
Net loss	$(30,184)	$(24,533)
Net loss per share, basic and diluted	$(0.74)	$(0.60)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	40,862,513	40,616,302

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(30,184)	$(24,533)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	757	(606)
Total comprehensive loss	$(29,427)	$(25,139)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464
Issuance of common stock under equity incentive plans	1,663	—	—	—	—	—
Stock-based compensation	—	—	6,351	—	—	6,351
Unrealized gain on available-for-sale investments	—	—	—	757	—	757
Net loss	—	—	—	—	(30,184)	(30,184)
Balance as of March 31, 2023	40,863,049	$41	$596,086	$(88)	$(355,651)	$240,388

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	40,587,067	$41	$564,993	$—	$(201,985)	$363,049
Issuance of common stock under equity incentive plans	69,565	—	185	—	—	185
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available-for-sale investments	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	(24,533)	(24,533)
Balance as of March 31, 2022	40,656,632	$41	$570,679	$(606)	$(226,518)	$343,596

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(30,184)	$(24,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	58
Non-cash lease costs	305	318
Stock-based compensation	6,351	5,501
Net amortization of premiums and accretion of discounts on investments	(1,114)	107
Accretion of term loan discount and issuance costs	61	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	170	(1,577)
Other assets	1,177	(317)
Accounts payable	1,767	1,553
Payable and accrued liabilities due to related party	(820)	(184)
Accrued expenses and other current liabilities	(5,551)	(1,304)
Other non-current liabilities	(191)	(296)
Net cash used in operating activities	(27,816)	(20,674)
Investing activities
Purchase of investments	(72,204)	(183,332)
Maturities of investments	115,189	—
Purchase of property and equipment	(690)	(589)
Net cash provided by (used in) investing activities	42,295	(183,921)
Financing activities
Proceeds from exercise of stock options under equity incentive plan	—	185
Principal payments on finance leases	(107)	(105)
Net cash (used in) provided by financing activities	(107)	80
Net increase (decrease) in cash, cash equivalents and restricted cash	14,372	(204,515)
Cash, cash equivalents and restricted cash at beginning of year	48,888	363,667
Cash, cash equivalents and restricted cash at end of period	$63,260	$159,152

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,711	$147
Right-of-use asset acquired under operating leases	$—	$3,419

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$63,194	$159,086
Restricted cash (included in other assets)	66	66
Total cash and cash equivalents and restricted cash	$63,260	$159,152

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) ORGANIZATION

Organization

ALX Oncology Holdings Inc., or the Company, was formed as a Delaware corporation on April 1, 2020, or date of inception. The Company was formed for the purpose of completing the Company’s initial public offering of its common stock and related transactions in order to carry on the business of ALX Oncology Limited. The Company is a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 checkpoint pathway and bridge the innate and adaptive immune system.

The Company's subsidiaries include: ALX Oncology Limited, incorporated in Ireland, and a wholly-owned subsidiary of ALX Oncology Holdings Inc.; ALX Oncology Inc., incorporated in Delaware, and a wholly-owned subsidiary of ALX Oncology Limited; and Alexo International Holdings Limited, incorporated in Malta, and a wholly-owned subsidiary of ALX Oncology Inc. (collectively, the Subsidiaries).

As of March 31, 2023, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

Management expects to incur additional losses in the future to conduct product candidate research and development and to conduct pre-commercialization activities and recognizes that the Company will likely raise additional capital to fully implement its business plan. The Company intends to raise such capital through the sale of additional equity, debt financings and/or strategic alliances with third parties. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional financing, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. The Company believes that the existing capital resources will be sufficient to fund the projected operating requirements for at least twelve months after the filing date.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

The condensed consolidated balance sheet as of March 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2023.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to the estimated useful lives of long-lived assets, clinical trial accruals, fair value of assets and liabilities, fair value of investments and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$59,300	$—	$—	$59,300
Short-term investments
U.S. Treasury securities	Level 1	64,536	33	(136)	64,433
U.S. government agency securities	Level 2	29,177	44	(1)	29,220
Corporate debt securities	Level 2	29,020	6	(101)	28,925
Commercial paper	Level 2	37,185	—	—	37,185
Asset-backed securities	Level 2	5,005	—	(18)	4,987
Long-term investments
U.S. Treasury securities	Level 1	18,398	92	—	18,490
U.S. government agency securities	Level 2	8,201	8	—	8,209
Asset-backed securities	Level 2	1,536	—	(15)	1,521
Total		$252,358	$183	$(271)	$252,270

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$36,690	$—	$—	$36,690
U.S. government agency securities	Level 2	3,484	—	—	3,484
Short-term investments
U.S. Treasury securities	Level 1	73,058	3	(438)	72,623
U.S. government agency securities	Level 2	16,227	36	—	16,263
Corporate debt securities	Level 2	56,318	—	(367)	55,951
Commercial paper	Level 2	62,087	—	—	62,087
Asset-backed securities	Level 2	10,512	—	(51)	10,461
Long-term investments
U.S. Treasury securities	Level 1	5,242	2	—	5,244
U.S. government agency securities	Level 2	9,760	—	(15)	9,745
Asset-backed securities	Level 2	1,725	—	(15)	1,710
Total		$275,103	$41	$(886)	$274,258

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$59,300	$40,174
Short-term investments	164,750	217,385
Long-term investments	28,220	16,699
Total	$252,270	$274,258

Cash and cash equivalents in the above table excludes bank account cash of $3.9 million and $8.6 million as of March 31, 2023 and December 31, 2022, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Maturing in one year or less	$224,050	$257,559
Maturing after one year through five years	28,220	16,699
Total	$252,270	$274,258

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months ended March 31, 2023 and 2022 and there were no financial instruments classified as Level 3 as of March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, accrued interest receivable related to the Company’s investments of $0.8 million and $1.0 million, respectively, was included in prepaid expenses and other current assets as well as other assets on the condensed consolidated balance sheet.

As of March 31, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of March 31, 2023, no allowance for credit losses for the Company’s investments was recorded. As of March 31, 2023 and December 31, 2022, securities with a fair value of $28.4 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. As of March 31, 2023, the Company has not recognized any impairment losses on available-for-sale investments.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Leasehold improvements	$2,544	$2,360
Laboratory equipment	1,475	1,422
Computer hardware and software	363	344
Furniture and fixtures	166	166
Property and equipment, gross	4,548	4,292
Less: accumulated depreciation	(616)	(403)
Property and equipment, net	$3,932	$3,889

Depreciation was $0.2 million and nominal for the three months ended March 31, 2023 and 2022, respectively.

Other Assets

The following table presents the components of other assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Long-term prepaid clinical expenses	$7,220	$7,264
Operating lease right-of-use assets	5,433	5,626
Long-term prepaid contract manufacturing costs	219	1,456
Finance lease right-of-use assets	186	298
Deposits	144	144
Accrued interest receivable	182	78
Restricted cash	66	66
Total other assets	$13,450	$14,932

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accrued clinical and nonclinical study costs	$3,531	$5,485
Accrued contract manufacturing	3,197	5,249
Accrued compensation and related expenses	2,074	3,708
Accrued professional fees	797	835
Operating lease liabilities, current	777	755
Accrued property and equipment	422	2,110
Finance lease liabilities, current	179	286
Other	258	174
Total accrued expenses and other current liabilities	$11,235	$18,602

(5) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of March 31, 2023, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2023, the right-of-use, or ROU, assets recorded for operating leases and finance leases were $5.4 million and $0.2 million, respectively. These amounts were included in other assets on the condensed consolidated balance sheets.

The following table presents the maturities and balance sheet information of the Company’s operating and finance lease liabilities as of March 31, 2023 (in thousands, except lease term and discount rate):

	March 31, 2023
	Operating Leases	Finance Leases
2023	$1,240	$288
2024	1,267	—
2025	1,305	—
2026	1,187	—
2027	912	—
Thereafter	2,069	—
Total lease payments	7,980	288
Less: imputed interest	(2,143)	(109)
Total lease liabilities	$5,837	$179

Lease liabilities: current (i)	$781	$179
Lease liabilities: non-current (ii)	5,056	—
Total lease liabilities	$5,837	$179

Weighted average remaining lease term (in years)	6.1	0.4
Weighted average discount rate	8.5%	1.7%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities and payable and accrued liabilities due to related party on the condensed consolidated balance sheets and includes a nominal amount due to Tallac Therapeutics, Inc. for an operating lease. Refer to Note 9 “Related Party Transactions” for additional discussion.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$318	$249
Variable lease cost and other, net (i)	116	52
Short-term lease cost	3	44
Finance lease cost:
Amortization of right-of-use assets	112	112
Interest	1	3
Total lease costs	$550	$460

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

The following table presents the supplemental cash flow disclosures for cash paid for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$310	$169
Operating cash flows from finance leases	$1	$3
Financing cash flows from finance leases	$107	$105

(6) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (SVB), or Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million and has access to draw an additional $40.0 million through the end of 2023. The Loan Agreement provides for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 9, 2023.

The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the consolidated balance sheet. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the three months ended March 31, 2023, interest expense incurred in connection with the Loan Agreement was $0.3 million. We had no outstanding debt as of March 31, 2022 and did not incur interest expense during the three months ended March 31, 2022.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of March 31, 2023, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of March 31, 2023, we were in compliance with all financial reporting covenants under the Loan Agreement.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) to act as receiver. On March 13, 2023, the FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. On March 27, 2023, First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and plans to operate SVBB as Silicon Valley Bank, a division of First Citizens Bank (SVB-First Citizens). Under the Loan Agreement with Lenders, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, the Company expects SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement.

As of March 31, 2023, the future maturities under the Loan Agreement are as follows (in thousands):

March 31, 2023
2023	$—
2024	—
2025	435
2026	5,217
2027	4,948
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(941)
Less: unaccreted final payment costs	(209)
Term loan, non-current, net	$9,450

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of March 31, 2023 and December 31, 2022, the Company had 40,863,049 and 40,861,386 shares of common stock outstanding, respectively.

Common stock reserved for future issuance as of March 31, 2023 consists of the following:

March 31, 2023
Stock options issued and outstanding	6,511,136
Stock options authorized for future issuance	4,278,052
Employee Stock Purchase Plan shares authorized for future issuance	1,147,986
Restricted stock issued and outstanding	793,088
Total	12,730,262

(8) STOCK-BASED COMPENSATION

Amended and Restated 2020 Equity Incentive Plan

The Company’s Amended and Restated 2020 Equity Incentive Plan, or the 2020 Plan, serves as the successor to the Company’s 2020 Equity Incentive Plan and provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

On January 1, 2023, the number of shares available under the 2020 Plan was increased by 1,634,456 shares. As of March 31, 2023, the number of shares of common stock available for issuance under the 2020 Plan was 4,278,052.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

As of March 31, 2023, the number of shares of common stock available for issuance under the ESPP was 1,147,986.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$3,214	$2,075
General and administrative	3,137	3,426
Total	$6,351	$5,501

(9) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 9, 2023. During the three months ended March 31, 2023, there were no material changes to these agreements.

Tallac Service Agreement

During the three months ended March 31, 2023 and 2022, the Company recorded $0.1 million and $0.2 million, respectively, as research and development, or R&D, costs in relation to the research and development services agreement with Tallac.

Tallac Collaboration Agreement

During the three months ended March 31, 2023 and 2022, the Company recorded $0.7 million and $1.2 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement.

As of March 31, 2023 and December 31, 2022, the Company had accrued expenses of $0.7 million and $1.6 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

Operating Sub-lease Agreement with Tallac

The Company leases office space in Burlingame, California under a single operating sub-lease agreement with Tallac. Refer to Note 5 “Leases” for additional discussion.

(10) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(30,184)	$(24,533)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	40,862,513	40,616,302
Net loss per share, basic and diluted	$(0.74)	$(0.60)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Stock options issued and outstanding	6,511,136	4,944,796
Restricted stock issued and outstanding	793,088	500,387
Employee Stock Purchase Plan estimated shares issuable	14,962	11,674
Total	7,319,186	5,456,857

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2023.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of March 31, 2023, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of March 31, 2023 (in thousands):

	March 31, 2023
	Total	2023	2024-2025	2026-2027	Thereafter
Manufacturing and service contracts	14,423	12,303	2,090	30	—
Total	$14,423	$12,303	$2,090	$30	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $9.8 million. In addition, the Company has commitments with one other pharmaceutical contract manufacturer, including certain future purchase obligations of approximately $4.6 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENTS

In preparing the consolidated financial statements as of March 31, 2023, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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
o
In March 2022, we dosed the first patient in the ASPEN-06 trial, a randomized Phase 2/3 trial of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of second- and third-line advanced HER2-overexpressing gastric/GEJ cancer.
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
o
In December 2021, we presented initial clinical data from the Phase 1a dose escalation portion of the clinical trial evaluating evorpacept in combination with azacitidine for the treatment of MDS at the 63rd American Society of Hematology (ASH) Annual Meeting.

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
o
In December 2022, we presented initial clinical data from the Phase 1a dose escalation portion of the clinical trial evaluating evorpacept in combination with azacitidine and venetoclax for the treatment of AML at the 64th ASH Annual Meeting.

Investigator-Sponsored Trials (ISTs)

▪
Non-Hodgkin Lymphoma (NHL)
o
In 2021, an IST of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive NHL, sponsored by MD Anderson Cancer Center in Texas. The first patient was dosed in September 2021.
▪
Colorectal Cancer
o
In 2022, a Phase 2 IST of evorpacept was initiated in combination with pembrolizumab and cetuximab in patients with refractory microsatellite stable metastatic colorectal cancer, sponsored by the Academic Gastrointestinal Cancer Consortium (AGICC) in New York. The first patient was dosed in August 2022.
▪
Ovarian Cancer
o
In 2023, a Phase 2 IST of evorpacept was initiated in combination with liposomal doxorubicin and pembrolizumab in patients with recurrent platinum-resistant ovarian cancer, sponsored by the University of Pittsburgh in Pennsylvania. We announced the dosing of the first patient in May 2023.

Collaborations

▪
Zymeworks - Breast Cancer
o
Our collaborator, Zymeworks, is sponsoring and managing an ongoing Phase 1 trial of zanidatamab for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept. The first subject was enrolled in October 2021.
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
▪
Quantum Leap Healthcare Collaborative - I-SPY Trial - Breast Cancer
o
Our collaborator, Quantum Leap Healthcare Collaborative, is sponsoring and managing an ongoing Phase 1 trial (I-SPY) to evaluate evorpacept in combination with an ADC, fam-trastuzumab deruxtecan-nxki, for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer. We announced the dosing of the first patient in March 2023.
▪
Sanofi - Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of isatuximab and dexamethasone for the treatment of relapsed or refractory multiple myeloma in combination with evorpacept.
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

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement provides us with flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in an at-the-market offering. No securities have been sold pursuant to the Shelf Registration Statement or Sales Agreement.

In October 2022, we entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (Lenders). Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. The Company received net proceeds from issuance of the term loan of $9.3 million, after deducting debt issuance costs of approximately $0.7 million.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) to act as receiver. On March 13, 2023, the FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. On March 27, 2023, First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and plans to operate SVBB as Silicon Valley Bank, a division of First Citizens Bank (SVB-First Citizens). Under the Loan Agreement with Lenders, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, the Company expects SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement.

From inception through March 31, 2023, we have raised an aggregate of $554.6 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering and $9.3 million were net proceeds from borrowings under the Loan Agreement.

We have incurred net losses in each year since inception. Our net losses were $30.2 million and $24.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $355.7 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance evorpacept through multiple clinical trials in multiple indications;
•
pursue regulatory approval of evorpacept in solid tumors and hematological malignancies;
•
continue our discovery and preclinical and clinical development efforts, including our collaborations with Tallac, Zymeworks/Jazz, and Quantum Leap Healthcare Collaborative and our acquisition of ScalmiBio;
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

Almost all of our research and development expenses to date have been related to the clinical development of our lead product candidate, evorpacept. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates and developing new product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research conducted internally and through the contract with Tallac, as further described in Note 9 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, inflationary pressures, expanded infrastructure and higher costs of consulting, legal, tax and regulatory-related services associated with maintaining compliance with stock exchange listing and SEC requirements, audit and investor relations costs, director and officer insurance premiums and other costs associated with being a public company.

Interest Income

Our interest income consists primarily of interest income on cash, cash equivalents and short-term and long-term investments.

Interest Expense

Our interest expense consists primarily of interest expense on the term loan, amortization of deferred debt issuance costs, and interest related to finance leases.

Other Income (Expense), Net

Our other income (expense), net consists primarily of realized foreign currency transaction gains and losses.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$24,763	$17,073	$7,690	45%
General and administrative	7,440	7,674	(234)	-3%
Total operating expenses	32,203	24,747	7,456	30%
Loss from operations	(32,203)	(24,747)	(7,456)	30%
Interest income	2,311	225	2,086	927%
Interest expense	(387)	(3)	(384)	12800%
Other income (expense), net	95	(8)	103	-1288%
Net loss	$(30,184)	$(24,533)	$(5,651)	23%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
Clinical and development costs	$14,726	$9,991	$4,735	47%
Preclinical costs	893	841	52	6%
Personnel and related costs	4,879	3,365	1,514	45%
Stock-based compensation expense	3,214	2,075	1,139	55%
Other research costs	1,051	801	250	31%
Total research and development expenses	$24,763	$17,073	$7,690	45%

Research and development expenses increased by $7.7 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to (i) an increase of $4.7 million in clinical and development costs primarily due to $5.3 million in clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, evorpacept, offset by a decrease of $0.6 million related to the Tallac Collaboration for costs related to the IND filing planned for 2023, for which the primary work was completed in 2022, (ii) an increase of $1.5 million in personnel and related costs primarily driven by headcount growth, (iii) an increase of $1.1 million in stock-based compensation expense due to additional awards granted since March 31, 2022 and (iv) an increase of $0.3 million in other research costs due primarily to an increase in facility costs related to the expansion of our new laboratory space.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
Personnel and related costs	$1,754	$1,470	$284	19%
Stock-based compensation expense	3,137	3,426	(289)	-8%
Other general and administrative costs	2,549	2,778	(229)	-8%
Total general and administrative expenses	$7,440	$7,674	$(234)	-3%

General and administrative expenses decreased by $0.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to (i) a decrease of $0.3 million in stock-based compensation expense primarily due to forfeited employee stock options during the quarter and (ii) a decrease of $0.2 million in other general and administrative costs due primarily to a decrease of $0.5 million in corporate legal and patent costs, offset by an increase of $0.3 million in accounting consulting costs primarily related to software implementation consulting. These decreases were offset by an increase of $0.3 million in personnel and related costs primarily driven by headcount growth.

Interest Income

Interest income increased by $2.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to higher interest rates.

Interest Expense

Interest expense increased by $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to the Loan Agreement, which the Company entered into in October 2022. There was no comparable interest expense on debt obligation during the three months ended March 31, 2022.

Other Income (Expense), Net

Other income (expense), net increased by $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to other income from an immaterial service contract, under which the Company provides R&D services for another company. There was no comparable other income during the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of March 31, 2023, we had cash, cash equivalents and short-term and long-term investments of $256.2 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $355.7 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises; and
•
the impact of the COVID-19 pandemic, bank failures or instability in the financial services sector, or geopolitical risks, which may exacerbate the magnitude of the factors discussed above.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Other than the Loan Agreement, we do not have any committed external source of funds. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

In October 2022, we entered into the Loan Agreement with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (Lenders). Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. For a description of the terms of the Loan Agreement, see “Note 6. Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) to act as receiver. On March 13, 2023, the FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. On March 27, 2023, First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and plans to operate SVBB as Silicon Valley Bank, a division of First Citizens Bank (SVB-First Citizens). While we have cash in operating accounts with SVB, the majority of our cash, cash equivalents and investments are deposited in custodial accounts held by U.S. Bank for which SVB Asset Management is the investment advisor. There has been no material negative impact to our cash liquidity as a result of the closure of SVB or the subsequent acquisition of SVBB by First Citizens Bank. Under the Loan Agreement with Lenders, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, the Company expects SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement.

We believe our existing cash, cash equivalents, short-term and long-term investments and funds available from our term loan will enable us to fund our operating expenses and capital expenditure requirements through the middle of 2025. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(27,816)	$(20,674)
Investing activities	42,295	(183,921)
Financing activities	(107)	80
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,372	$(204,515)

Operating Activities

In the three months ended March 31, 2023, net cash used in operating activities of $27.8 million was attributable to a net loss of $30.2 million and a change in our net operating assets and liabilities of $3.4 million, offset by non-cash charges of $5.8 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $4.6 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $1.2 million, (iii) a decrease in prepaid and other current assets of $0.2 million and (iv) a decrease in other non-current liabilities of $0.2 million. Non-cash charges consisted primarily of stock-based compensation expense of $6.4 million and non-cash lease costs of $0.3 million offset by net amortization of premiums and accretion of discounts on investments of $1.1 million.

In the three months ended March 31, 2022, net cash used in operating activities of $20.7 million was attributable to a net loss of $24.5 million and a change in net operating assets and liabilities of $2.1 million, offset by non-cash charges of $6.0 million. The change in operating assets and liabilities was primarily due to (i) an increase in prepaid expenses and other current assets of $1.6 million, (ii) an increase in other assets of $0.3 million primarily due to long-term prepaid clinical costs and (iii) a net increase in accounts payable and accrued expenses and other current liabilities of $0.1 million primarily due to timing of invoices and payments. Non-cash charges consisted primarily of stock-based compensation expense of $5.5 million and non-cash lease costs of $0.3 million.

Investing Activities

In the three months ended March 31, 2023, net cash provided by investing activities of $42.3 million was attributable to cash received for maturities of investments of $115.2 million offset by purchases of short-term and long-term investments of $72.2 million and purchases of property and equipment of $0.7 million.

In the three months ended March 31, 2022, net cash used in investing activities of $183.9 million was attributable to purchases of short-term and long-term investments of $183.3 million and purchases of property and equipment of $0.6 million.

Financing Activities

In the three months ended March 31, 2023, net cash used in financing activities was $0.1 million attributable to principal payments on finance leases of $0.1 million.

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

Critical Accounting Policies and Estimates

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $256.2 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of March 31, 2023, we had borrowings of $10.0 million outstanding under our term loan facility, or the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company invests its cash equivalents in highly rated money market funds. The Company’s investments consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by our investment policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC).

The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). On March 10, 2023, SVB, where the Company maintained operating accounts with a cash balance of less than 1% of the Company’s total cash, cash equivalents and investments, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC to act as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 13, 2023, the FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. On March 27, 2023, First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and assumed all of SVB’s deposits and loans. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2023. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The COVID-19 pandemic and geopolitical unrest related to Russia’s war with Ukraine could adversely impact our business including our ongoing and planned clinical trials and preclinical research;

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $30.2 million and $24.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $355.7 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $256.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments and funds available from our term loan, will be sufficient to fund our operations through the middle of 2025. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We expect to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Other than the loan and security agreement (Loan Agreement) we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank (SVB) (collectively, the Lenders) in the fourth quarter of 2022, we do not have any committed external source of funds. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank (SVBB) as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank (SVB-First Citizens). While we expect SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement, there can be no assurance that the full credit facility under the Loan Agreement, of which SVB was committed to fund 50%, will continue to be available to us. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

One of the Lenders, Silicon Valley Bank (SVB) was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank (SVBB) as successor to SVB, which was acquired by First Citizens Bank and currently operates as a division of First Citizens Bank (SVB-First Citizens). While we expect SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement, there can be no assurance that the full credit facility under the Loan Agreement, of which SVB was committed to fund 50%, will continue to be available to us.

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

Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in future clinical trials or registrational clinical trials because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety, purity and efficacy and potency to the satisfaction of the FDA or comparable international regulatory authorities, despite having progressed through preclinical studies or initial clinical trials. In addition, the FDA or any comparable international regulatory authorities may conclude that the results from our clinical trials are insufficient to support any accelerated approval that we may seek with respect to evorpacept or any of our future product candidates in general or with respect to any specific indications. Product candidates that have shown promising results in early clinical trials may still suffer significant setbacks in subsequent clinical trials or registration clinical trials. For example, a number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Additionally, in March 2023, the FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for providing a more robust efficacy and safety assessment, among other recommendations. To the extent the FDA requires us to collect additional data or to conduct additional clinical trials in accordance with the new guidance, our clinical timelines may be delayed.

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

We do not know whether our future clinical trials will begin or enroll subjects on time or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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
▪
delays in clinical trials due to outbreaks or public health crises, such as the COVID-19 pandemic, that impact both trial site operations, subject selection and participation;
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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate safety and efficacy sufficient to obtain marketing approval of our product candidates or to market our drugs after any such approval. In December 2020, the FDA verbally informed us that, given our planned initiation of two Phase 2 HNSCC clinical trials that could be potentially registrational, it required completion of a routine non-clinical safety study. The FDA noted that for any drug development program moving swiftly through development, this non-clinical study is required prior to the initiation of a clinical trial that could be considered pivotal. We were allowed to initiate both Phase 2 HNSCC clinical trials with the enrollment capped at a total of 50 subjects treated with evorpacept across both trials (excluding safety lead-in cohorts). In June 2021, the FDA removed the partial clinical hold and patient cap on our two ongoing Phase 2 studies in patients with HNSCC. No impact was incurred on patient enrollment or study timelines as a result of the partial clinical hold.

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

In the past, clinical trial enrollment and data collection has been adversely impacted by staff shortages, site closures, travel limitations and physical distancing requirements and personal safety concerns resulting from and associated with the COVID-19 pandemic. Going forward we expect to continue to experience some of these clinical trial enrollment difficulties associated with the pandemic. For example, subjects who enroll in our clinical trials and then become infected with the COVID-19 virus may complicate the clinical trial data, procedures and analysis, which could delay the anticipated readouts from our clinical trials and our regulatory submissions and increase the costs associated with clinical trials.

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
▪
inability or delay in enrollment of subjects due to a variety of reasons, including outbreaks and public health crises, such as the COVID-19 pandemic; and
▪
an inability to appropriately enroll an ethnically and racially diverse patient population representative of the target patient population.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 pathway and others are based on entirely different approaches. We are aware that AbbVie (through its licensing agreement with I-Mab), Adagene, Akesobio, Apexigen, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmunceOnco Biopharma, Innovent, Kahr, LaNova, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

The facilities used by contract manufacturers to manufacture our product candidates must be approved by the FDA or any applicable foreign regulatory authority pursuant to inspections that may be conducted after we submit our marketing applications to the FDA or any such foreign regulatory authority. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any applicable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact, including causing substantial delay in, our ability to develop, obtain regulatory approval for or market our product candidates. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we currently use, and plan to use in the future, third-party drugs in our development and clinical trials as controls for our studies, such as conducting Phase 2 and Phase 2/3 clinical trials of evorpacept in combination with pembrolizumab for HNSCC and trastuzumab for gastric/GEJ carcinoma, respectively. As a result, both the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into clinical trial collaboration and supply agreements with Merck, Eli Lilly and Zymeworks, pursuant to which our collaboration counterparties will supply doses of pembrolizumab, ramucirumab, and zanidatamab, respectively, for use in certain clinical trials. If the agreements with Merck and Eli Lilly are terminated before the trials are completed, we may need to find another source of pembrolizumab and ramucirumab, respectively, in order to continue our trials. Zanidatamab is not approved for commercial use by the FDA or any comparable regulatory authority, and as a result, no alternative source of zanidatamab exists. As such, if the agreement with Zymeworks is terminated before our trials are completed, our ability to continue our trials with zanidatamab would be limited.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, the FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for or obtained regulatory approval for any product candidate and it is possible that evorpacept or any product candidates we may seek to develop in the future will never obtain regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

The FDA has granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020), for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy (January 2020), and for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1 (July 2022). If a product candidate is intended for the treatment of a serious condition and preclinical or clinical data demonstrate the potential to address unmet medical need for such condition, a sponsor may apply for FDA Fast Track designation. Even though we received these Fast Track designations for evorpacept, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

While we have received certain orphan drug designations, we may be unable to maintain the benefits associated with such orphan drug designation. If we decide to seek orphan drug designation for additional indications for our product candidates in the future, we may be unsuccessful.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation (ODD) to evorpacept for treatment for gastric/GEJ cancer, and in June 2022, we were granted ODD to evorpacept for the treatment of patients with AML. We may seek ODD for certain additional indications for our product candidates in the future. ODD neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future product candidates. In addition to continuing pressure on prices, price controls and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future product candidates, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such product candidates and third-party payors’ reimbursement policies might adversely affect our ability to sell any future product candidates profitably.

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

Disruptions at the FDA, SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the U.S. government has shut down in the past, forcing regulatory authorities such as the FDA and SEC to furlough employees, and in response to the COVD-19 pandemic, the FDA has postponed certain inspections. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. On October 18, 2022, a hearing was held before the Board of Appeal of the European Patent Office (Board of Appeal), at the conclusion of which the Board of Appeal ruled in favor of UHN with respect to the matter on appeal but remanded the case back to Opposition Division of the European Patent Office (Opposition Division) for consideration of a separate issue bearing on the validity of European patent (EP 2 429 574). The hearing before the Opposition Division has been scheduled for November 27, 2023. The patent claims under review, if upheld by the Opposition Division, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. The U.S. counterpart was recently granted as U.S. patent 10,907,209. However, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of March 31, 2023, we had 65 employees, including 51 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

▪
identifying, recruiting, integrating, retaining and motivating additional employees;

▪
managing our internal development efforts effectively, including the clinical and FDA review process for evorpacept and any other future product candidates, while complying with applicable contractual obligations to contractors and other third parties; and
▪
maintaining and updating our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize evorpacept and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, which may require our management team to divert its attention away from day-to-day activities of the business and devote a substantial amount of time to the added responsibilities associated with managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on specific independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of evorpacept and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other qualified outside contractors and consultants on economically reasonable terms, or at all.

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

Our ability to compete in the highly competitive biotechnology and life science industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and our scientific, technical, business and medical personnel. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Additionally, layoffs or furloughs, pausing recruiting efforts, or employee attrition could also create delays in the development of our product candidates and harm our business.

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
▪
natural disasters, such as a fire, an earthquake or a flood, or outbreaks or public health crises, such as the COVID-19 pandemic;
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

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. Examples of disruptions to our business from COVID-19 have included, or could include:

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

In April 2023, President Biden signed legislation that ended the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. To the extent the COVID-19 pandemic continues to pose a threat on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the COVID-19 pandemic or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Currently, our employees are following a hybrid work model that enables work in our South San Francisco and Palo Alto offices with flexibility to work from home, as needed. We continue to closely monitor the pandemic and may adjust our current policies as appropriate based on relevant public health guidance and local conditions.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we experienced delays in the procurement of materials or manufacturing supply chains for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our planned clinical trials. While we are currently continuing our clinical trials and preclinical studies, we may experience delays in the completion of our clinical trials, preclinical activities and subject enrollment, may need to suspend our clinical trials and may encounter other negative impacts to such trials due to the effects of the COVID-19 pandemic.

The FDA has issued substantial pandemic-related guidance regarding, among other things, clinical trials and manufacturing. Should the FDA issue additional guidance with respect to COVID-19 protocols as related to the implementation of our clinical trials, the costs of such clinical trials may increase. Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, and any variants of the coronavirus that may emerge in the future.

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
▪
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises, including the impact of the COVID-19 pandemic and the ongoing geopolitical unrest related to Russia’s war with Ukraine;
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

▪
any increase in interest expense due to an increase in the floating rate under the Loan Agreement as described elsewhere in this Quarterly Report on Form 10-Q;
▪
potential unforeseen business disruptions that increase our costs or expenses;
▪
future accounting pronouncements or changes in our accounting policies;
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, rising interest rates, uncertainty in the financial services industry, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, and bank failures or instability in the financial services sector on the global economy.

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 76.6% of our outstanding voting stock.

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

Market conditions and changing circumstances could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, in March 2023, SVB, where we maintain certain immaterial accounts, was placed into receivership with the FDIC, and all funds held at SVB were temporarily inaccessible to SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, or we may lose, some or all of our existing cash, cash equivalents and investments, to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors, employees, and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. In addition, any U.S. federal government debt default due to a failure to increase the debt ceiling may lead to lack of access to our investments in U.S. treasury securities or losses or lower returns on such investments, in addition to broader macroeconomic risk that would follow any such default. Any delay in our ability to access our cash, cash equivalents and investments, or the loss of some or all of such funds, or inability to pay key vendors and others timely, could have a material adverse effect on our operations and cause us to seek additional capital sooner than planned.

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

Our operations, and those of our service providers and suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical or public health crises, such as the COVID-19 pandemic, and other natural or man-made disasters such as the ongoing geopolitical unrest related to Russia’s war with Ukraine, or business interruptions, for which we are partly uninsured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ and other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. We may be more susceptible to security breaches and other security incidents while many of our employees and employees of our third-party service providers continue to work remotely for some portion of time in response to the COVID-19 pandemic, because we and our service providers have less capability to implement, monitor and enforce our information security and data protection policies for those employees. Also, Russia’s war with Ukraine may subject us and our CROs and other third-party service providers to heightened risks of cybersecurity incidents and security and privacy breaches, including attacks that could materially disrupt our drug discovery and development programs or other aspects of our operations.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.1+	Outside Director Compensation Policy.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

ALX ONCOLOGY HOLDINGS INC.

Date: May 11, 2023	By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2023	By:	/s/ Shelly Pinto
Shelly Pinto
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)