Form 10-Q
period 2023-06-30
ALX ONCOLOGY HOLDINGS INC
filed 2023-08-10
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 41,151,819 shares of common stock outstanding, $0.001 par value per share.

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
▪
the beneficial characteristics, mechanisms of action, safety profile, efficacy and therapeutic effects of our product candidates;
▪
the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
▪
our ability to advance product candidates into and successfully complete clinical trials;
▪
the ability of our clinical trials, including collaborations and investigator sponsored trials, to demonstrate the safety and efficacy of our product candidates, and other positive results;
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
▪
changes in our financial and internal controls; and
▪
our anticipated use of our existing cash and cash equivalents, short-term and long-term investments, and the funds available from our term loan.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$38,039	$48,822
Short-term investments	174,797	217,385
Prepaid expenses and other current assets	6,725	4,762
Total current assets	219,561	270,969
Property and equipment, net	3,828	3,889
Long-term investments	11,647	16,699
Other assets	10,896	14,932
Total assets	$245,932	$306,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,115	$8,073
Payable and accrued liabilities due to related party	260	1,650
Accrued expenses and other current liabilities	13,197	18,602
Total current liabilities	17,572	28,325
Term loan, non-current	9,512	9,389
Other non-current liabilities	6,156	5,311
Total liabilities	33,240	43,025
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 40,992,179 and 40,861,386 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	41	41
Additional paid-in capital	602,773	589,735
Accumulated other comprehensive loss	(312)	(845)
Accumulated deficit	(389,810)	(325,467)
Total stockholders’ equity	212,692	263,464
Total liabilities and stockholders’ equity	$245,932	$306,489

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$29,482	$26,748	$54,245	$43,821
General and administrative	7,295	7,041	14,735	14,715
Total operating expenses	36,777	33,789	68,980	58,536
Loss from operations	(36,777)	(33,789)	(68,980)	(58,536)
Interest income	2,666	876	4,977	1,101
Interest expense	(372)	(2)	(759)	(5)
Other income (expense), net	324	(5)	419	(13)
Net loss	$(34,159)	$(32,920)	$(64,343)	$(57,453)
Net loss per share, basic and diluted	$(0.84)	$(0.81)	$(1.57)	$(1.41)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	40,875,457	40,687,751	40,869,021	40,652,224

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(34,159)	$(32,920)	$(64,343)	$(57,453)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(224)	(650)	533	(1,256)
Total comprehensive loss	$(34,383)	$(33,570)	$(63,810)	$(58,709)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464
Issuance of common stock under equity incentive plans	1,663	—	—	—	—	—
Stock-based compensation	—	—	6,351	—	—	6,351
Unrealized gain on available-for-sale investments	—	—	—	757	—	757
Net loss	—	—	—	—	(30,184)	(30,184)
Balance as of March 31, 2023	40,863,049	41	596,086	(88)	(355,651)	240,388
Issuance of common stock under equity incentive plans	76,210	—	112	—	—	112
Issuance of common stock under employee stock purchase plan	52,920	—	338	—	—	338
Stock-based compensation	—	—	6,237	—	—	6,237
Unrealized loss on available-for-sale investments	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(34,159)	(34,159)
Balance as of June 30, 2023	40,992,179	$41	$602,773	$(312)	$(389,810)	$212,692

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	40,587,067	$41	$564,993	$—	$(201,985)	$363,049
Issuance of common stock under equity incentive plans	69,565	—	185	—	—	185
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available-for-sale investments	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	(24,533)	(24,533)
Balance as of March 31, 2022	40,656,632	41	570,679	(606)	(226,518)	343,596
Issuance of common stock under equity incentive plans	44,618	—	155	—	—	155
Issuance of common stock under employee stock purchase plan	44,002	—	302	—	—	302
Stock-based compensation	—	—	5,836	—	—	5,836
Unrealized loss on available-for-sale investments	—	—	—	(650)	—	(650)
Net loss	—	—	—	—	(32,920)	(32,920)
Balance as of June 30, 2022	40,745,252	$41	$576,972	$(1,256)	$(259,438)	$316,319

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(64,343)	$(57,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	142
Non-cash lease costs	611	514
Stock-based compensation	12,588	11,337
Net amortization of premiums and accretion of discounts on investments	(2,764)	103
Accretion of term loan discount and issuance costs	123	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,963)	(196)
Other assets	3,425	(318)
Accounts payable	(3,944)	5,116
Payable and accrued liabilities due to related party	(1,390)	894
Accrued expenses and other current liabilities	(1,802)	2,761
Other non-current liabilities	(488)	(572)
Net cash used in operating activities	(59,527)	(37,672)
Investing activities
Purchase of investments	(118,730)	(279,207)
Maturities of investments	169,667	20,000
Purchase of property and equipment	(2,429)	(846)
Net cash provided by (used in) investing activities	48,508	(260,053)
Financing activities
Proceeds from exercise of stock options under equity incentive plan	112	340
Proceeds from issuance of common stock under employee stock purchase plan	338	302
Principal payments on finance leases	(214)	(140)
Net cash provided by financing activities	236	502
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,783)	(297,223)
Cash, cash equivalents and restricted cash at beginning of year	48,888	363,667
Cash, cash equivalents and restricted cash at end of period	$38,105	$66,444

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$75	$266
Right-of-use asset acquired under operating leases	$—	$4,684

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$38,039	$66,378
Restricted cash (included in other assets)	66	66
Total cash and cash equivalents and restricted cash	$38,105	$66,444

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

As of June 30, 2023, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

Management expects to incur additional losses in the future to conduct product candidate research and development and pre-commercialization activities and recognizes that the Company will likely raise additional capital to fully implement its business plan. The Company intends to raise such capital through the sale of additional equity, debt financings and/or strategic alliances with third parties. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional financing, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. The Company believes that the existing capital resources will be sufficient to fund the projected operating requirements for at least twelve months after the filing date.

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

The condensed consolidated balance sheet as of June 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$32,052	$—	$—	$32,052
U.S. Treasury securities	Level 1	4,997	1	—	4,998
Short-term investments
U.S. Treasury securities	Level 1	77,465	4	(119)	77,350
U.S. government agency securities	Level 2	44,438	8	(124)	44,322
Corporate debt securities	Level 2	12,560	—	(17)	12,543
Commercial paper	Level 2	39,451	—	—	39,451
Asset-backed securities	Level 2	1,140	—	(9)	1,131
Long-term investments
U.S. Treasury securities	Level 1	8,810	—	(29)	8,781
U.S. government agency securities	Level 2	2,893	—	(27)	2,866
Total		$223,806	$13	$(325)	$223,494

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$36,690	$—	$—	$36,690
U.S. government agency securities	Level 2	3,484	—	—	3,484
Short-term investments
U.S. Treasury securities	Level 1	73,058	3	(438)	72,623
U.S. government agency securities	Level 2	16,227	36	—	16,263
Corporate debt securities	Level 2	56,318	—	(367)	55,951
Commercial paper	Level 2	62,087	—	—	62,087
Asset-backed securities	Level 2	10,512	—	(51)	10,461
Long-term investments
U.S. Treasury securities	Level 1	5,242	2	—	5,244
U.S. government agency securities	Level 2	9,760	—	(15)	9,745
Asset-backed securities	Level 2	1,725	—	(15)	1,710
Total		$275,103	$41	$(886)	$274,258

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$37,050	$40,174
Short-term investments	174,797	217,385
Long-term investments	11,647	16,699
Total	$223,494	$274,258

Cash and cash equivalents in the above table excludes bank account cash of $1.0 million and $8.6 million as of June 30, 2023 and December 31, 2022, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Maturing in one year or less	$211,847	$257,559
Maturing after one year through five years	11,647	16,699
Total	$223,494	$274,258

There were no transfers of financial instruments between the fair value measurement levels during the three months and six months ended June 30, 2023 and 2022 and there were no financial instruments classified as Level 3 as of June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, accrued interest receivable related to the Company’s investments of $0.5 million and $1.0 million, respectively, was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of June 30, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of June 30, 2023, no allowance for credit losses for the Company’s investments was recorded. As of June 30, 2023 and December 31, 2022, securities with a fair value of $4.2 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. As of June 30, 2023, the Company has not recognized any impairment losses on available-for-sale investments.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Leasehold improvements	$2,530	$2,360
Laboratory equipment	1,570	1,422
Computer hardware and software	385	344
Furniture and fixtures	166	166
Property and equipment, gross	4,651	4,292
Less: accumulated depreciation	(823)	(403)
Property and equipment, net	$3,828	$3,889

Depreciation was $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation was $0.4 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

Other Assets

The following table presents the components of other assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$5,238	5,626
Long-term prepaid clinical expenses	5,101	$7,264
Long-term prepaid contract manufacturing costs	272	1,456
Other	285	586
Total other assets	$10,896	$14,932

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accrued clinical and nonclinical study costs	$5,626	$5,485
Accrued compensation and related expenses	3,013	3,708
Accrued contract manufacturing	2,537	5,249
Accrued property and equipment	173	2,110
Other	1,848	2,050
Total accrued expenses and other current liabilities	$13,197	$18,602

(5) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of June 30, 2023, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of June 30, 2023 (in thousands, except lease term and discount rate):

June 30, 2023
Operating Leases
2023	$620
2024	1,267
2025	1,305
2026	1,187
2027	912
Thereafter	2,069
Total lease payments	7,360
Less: imputed interest	(1,713)
Total lease liabilities	$5,647

Lease liabilities: current (i)	$800
Lease liabilities: non-current (ii)	4,847
Total lease liabilities	$5,647

Weighted average remaining lease term (in years)	5.8
Weighted average discount rate	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$317	$271	$635	$520
Variable lease cost and other, net (i)	103	91	219	143
Short-term lease cost	3	39	6	83
Finance lease cost:
Amortization of right-of-use assets	112	112	224	224
Interest	1	2	2	5
Total lease costs	$536	$515	$1,086	$975

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$621	$429
Operating cash flows from finance leases	$2	$4
Financing cash flows from finance leases	$214	$140
Right-of-use asset acquired under leases
Operating leases	$—	$4,684
Finance leases	$—	$—

(6) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million and has access to draw an additional $40.0 million through the end of 2023. The Loan Agreement provides for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023.

The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the consolidated balance sheet. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the three months and six months ended June 30, 2023, interest expense incurred in connection with the Loan Agreement was $0.3 million and $0.6 million, respectively. We had no outstanding debt as of June 30, 2022 and did not incur interest expense during the three months and six months ended June 30, 2022.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of June 30, 2023, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of June 30, 2023, we were in compliance with all financial reporting covenants under the Loan Agreement.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, to act as receiver. The FDIC created Silicon Valley Bridge Bank, N.A., or SVBB, as successor to SVB. First Citizens BancShares, Inc., or First Citizens Bank, acquired SVBB from the FDIC and operates SVBB as Silicon Valley Bank, a division of First Citizens Bank, or SVB-First Citizens. Under the Loan Agreement, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, the Company expects SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement.

On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

As of June 30, 2023, the future maturities under the Loan Agreement are as follows (in thousands):

June 30, 2023
2023	$—
2024	—
2025	435
2026	5,217
2027	4,948
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(888)
Less: unaccreted final payment costs	(200)
Term loan, non-current, net	$9,512

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of June 30, 2023 and December 31, 2022, the Company had 40,992,179 and 40,861,386 shares of common stock outstanding, respectively.

Common stock reserved for future issuance as of June 30, 2023 consists of the following:

June 30, 2023
Stock options issued and outstanding	6,648,245
Stock options authorized for future issuance	4,143,116
Employee Stock Purchase Plan shares authorized for future issuance	1,095,066
Restricted stock issued and outstanding	714,705
Total	12,601,132

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

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$3,069	$2,690	$6,283	$4,765
General and administrative	3,168	3,146	6,305	6,572
Total	$6,237	$5,836	$12,588	$11,337

(9) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023. During the three months and six months ended June 30, 2023, there were no material changes to these agreements.

Tallac Service Agreement

In each of the three months ended June 30, 2023 and 2022, the Company recorded $0.1 million as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement. During the six months ended June 30, 2023 and 2022, the Company recorded $0.2 million and $0.3 million, respectively, as R&D costs in relation to the Tallac Services Agreement.

Tallac Collaboration Agreement

During the three months ended June 30, 2023 and 2022, the Company recorded $0.3 million and $2.5 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement. During the six months ended June 30, 2023 and 2022, the Company recorded $1.0 million and $3.7 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

As of June 30, 2023 and December 31, 2022, the Company had accrued expenses of $0.3 million and $1.6 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

Operating Sub-lease Agreement with Tallac

The Company leases office space in Burlingame, California under a single operating sub-lease agreement with Tallac. Refer to Note 5 “Leases” for additional discussion.

(10) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(34,159)	$(32,920)	$(64,343)	$(57,453)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	40,875,457	40,687,751	40,869,021	40,652,224
Net loss per share, basic and diluted	$(0.84)	$(0.81)	$(1.57)	$(1.41)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months and six months ended June 30, 2023 and 2022 because including them would have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2023	2022
Stock options issued and outstanding	6,648,245	5,231,363
Restricted stock issued and outstanding	714,705	493,562
Employee Stock Purchase Plan estimated shares issuable	—	—
Total	7,362,950	5,724,925

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2023.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of June 30, 2023, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of June 30, 2023 (in thousands):

	June 30, 2023
	Total	2023 (remaining six months)	2024-2025	2026-2027	Thereafter
Manufacturing and service contracts	16,511	12,809	3,669	33	—
Total	$16,511	$12,809	$3,669	$33	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $12.1 million. In addition, the Company has commitments with one other pharmaceutical contract manufacturer, including certain future purchase obligations of approximately $4.4 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENTS

In preparing the consolidated financial statements as of June 30, 2023, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing a pipeline of product candidates that block the CD47 immune checkpoint pathway. Our lead candidate, evorpacept, is currently in multiple Phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis or as a “don’t activate T-cell” signal that prevents activation of T-cells by dendritic cells. Our company is developing a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches.

Rationally engineered with an inactive Fc effector function, evorpacept’s clinical data has demonstrated a substantially better safety profile to date than other anti-CD47 molecules in the clinic with an active Fc (i.e., binding the Fc gamma receptor on macrophages). This favorable safety profile allows us to dose higher with minimal overlapping toxicity in the combination treatment setting. CD47 expressed on cancer cells binds to its receptor SIRP alpha, which is predominantly expressed on two cell types: macrophages and dendritic cells. ALX Oncology intends to focus evorpacept development with the standard-of-care agents, as originally designed, revolving around these two cell types.

We initially pursued development of evorpacept based on these two well-validated mechanisms of action involving SIRP alpha expression on macrophages and dendritic cells. These are the two mechanisms we continue to focus on. After the announcement by Forty Seven, Inc. of their initial Phase 1b data with their CD47 blocker in combination with azacitidine in myelodysplastic syndromes (MDS) in December 2019, which led to their subsequent acquisition by Gilead Sciences Inc. (Gilead) in April 2020, we began exploring a third less well-validated mechanism of action, which led us to test the combination of evorpacept with azacitidine in MDS patients.

The distinct mechanism of actions and examples of the combinations of priority are:

(1)
Anti-cancer antibodies (the “don’t eat me” signal): Combining with anti-cancer targeted antibodies with an active Fc domain, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells.
An example of this mechanism is in our clinical trial, ASPEN-06, a randomized study evaluating the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care versus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) in second line or later HER2-positive gastric/gastroesophageal junction (GEJ) cancer. We believe this mechanism is clinically validated by our Phase 1 data in combination with Herceptin in gastric cancer and in combination with rituximab in non-Hodgkin lymphoma (NHL), where in both settings we saw improvement on overall response rate (ORR) with respect to historical data. Positive data in ASPEN-06 will represent proof of concept for this mechanism and could lead to combinations with other anti-cancer antibodies. We have already initiated multiple clinical studies based on this mechanism (see evorpacept clinical programs below) to rapidly expand the use of evorpacept in combination with this class of agents in multiple indications. This same mechanism of action also applies to antibody-drug conjugates (ADCs), which we are currently developing in two separate Phase 1 trials: one in combination with PADCEV® (enfortumab vedotin-ejfv) in patients with urothelial cancer (ASPEN-07), and the other in combination with ENHERTU® (fam-trastuzumab deruxtecan-nxki) in patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.
(2)
PD-1/PD-L1 immune checkpoint inhibitors (the “don’t activate T-cell” signal): Combining with PD-1/PD-L1 checkpoint inhibitor, where evorpacept activates dendritic cells that are constitutively inhibited by the CD47/ SIRP alpha pathway.
Activated dendritic cells present neoantigens to T-cells that, once activated, will kill cancer cells when the PD-1/PD-L1 inhibitory interaction is blocked by T-cell checkpoint inhibitors. The combination with a PD-1/PD-L1 checkpoint inhibitor allows the maximum activity of these newly activated T-cells. Examples of this mechanism are our clinical trials, ASPEN-03 and ASPEN-04, two randomized studies in combination with KEYTRUDA® (pembrolizumab), without or with chemotherapy respectively, comparing to the same treatments without evorpacept, in first line head and neck squamous cell carcinoma (HNSCC). This mechanism is validated by our Phase 1 data in the same indications and combinations where we saw an improvement in overall survival (OS) at 12 months with respect to historical data.

(3)
Hypomethylation agents: Combining with azacitidine, which is described to upregulate calreticulin and potentially promote macrophage dependent phagocytosis that is inhibited by CD47.
An example of this mechanism is our clinical trial, ASPEN-02, a Phase1b dose optimization study evaluating evorpacept in combination with azacitidine for the treatment of MDS. Validation for this mechanism was provided by magrolimab, an anti CD47 antibody with active Fc, being developed by Gilead, that in Phase 1 studies showed improvements in complete response (CR) rate with respect to historical data despite a significant increase in cytopenias. Gilead recently discontinued its Phase 3 magrolimab trial in this combination and indication due to lack of efficacy. Also, in our preliminary data review from ASPEN-02, despite being well tolerated, evorpacept did not yield the efficacy results needed to encourage us to move to Phase 2 trials. Based upon these recent results, we are no longer planning to pursue combinations with this mechanism of action. Resources originally earmarked for these trials will be allocated to support our ongoing programs evaluating combinations with anti-cancer antibodies and PD-1/PD-L1 immune checkpoint inhibitors.

We are pursuing the following clinical programs, collaborations, and investigator sponsored trials:

Evorpacept

Solid Tumors

Combination with anti-cancer antibody

▪
ASPEN-06 - Gastric/GEJ Cancer
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
o
In March 2022, we announced the dosing of the first patient in the ASPEN-06 trial, a randomized Phase 2/3 trial of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of second- and third-line advanced HER2-overexpressing gastric/GEJ cancer.
o
In June 2023, the European Commission granted ODD to evorpacept for the treatment of patients with gastric/GEJ cancer.

Combination with antibody drug conjugate (ADC)

▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an ADC, enfortumab vedotin-ejfv, for the second-line treatment of locally advanced or metastatic UC.

Combination with PD-1/PD-L1 immune checkpoint inhibitor

▪
ASPEN-03 - Head and Neck Squamous Cell Carcinoma
o
In May 2021, we announced the dosing of the first patient in the ASPEN-03 trial, a randomized Phase 2 trial of evorpacept in combination with pembrolizumab for the treatment of first-line advanced PD-L1 positive HNSCC.
o
In July 2022, the Food and Drug Administration (FDA) granted Fast Track designation for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1.
▪
ASPEN-04 - Head and Neck Squamous Cell Carcinoma
o
In February 2020, the FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC.
o
In July 2021, we announced the dosing of the first patient in the ASPEN-04 trial, a randomized Phase 2 trial of evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the treatment of first-line advanced HNSCC.

Hematologic Malignancies

Combination with Hypomethylation Agent

▪
ASPEN-02 - Myelodysplastic Syndromes
o
In October 2020, we announced the dosing of the first patient in the ASPEN-02 trial, a Phase 1 trial of evorpacept in combination with azacitidine for the treatment of MDS.
o
In December 2021, we presented initial clinical data from the Phase 1a dose escalation portion of the clinical trial evaluating evorpacept in combination with azacitidine for the treatment of MDS at the 63rd American Society of Hematology (ASH) Annual Meeting.
o
In August 2023, we announced that we were terminating development of ASPEN-02 based upon preliminary data from a recently completed Phase 1b trial indicating that the evorpacept combination did not substantially improve upon the historical activity of azacitidine alone. Currently enrolled patients may continue in the study and we plan to present the full data set from the forty-five subjects at an upcoming scientific conference.
▪
ASPEN-05 - Acute Myeloid Leukemia (AML)
o
In October 2021, we announced the dosing of the first patient in the ASPEN-05 trial, a Phase 1 trial of evorpacept in combination with azacitidine and venetoclax for the treatment of AML.
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
o
In August 2023, we announced that we are terminating development of ASPEN-05 and will not initiate a Phase 1b dose optimization clinical evaluation of evorpacept in combination with azacitidine and venetoclax based on the initial results of ASPEN-02 and given the continuous disease spectrum in MDS and AML along with the close connection between the mechanism of action with azacitidine.

Collaborations and Investigator-Sponsored Trials (ISTs)

Solid Tumors

Combination with anti-cancer antibody

▪
Zymeworks - Breast Cancer
o
Our collaborator, Zymeworks, is sponsoring and managing an ongoing Phase 1 trial of zanidatamab for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept (Zanidatamab Trial). We announced the dosing of the first patient in this trial in October 2021.
o
In October 2022, Zymeworks and Jazz Pharmaceuticals plc (Jazz) announced the execution of an exclusive license agreement with respect to zanidatamab. In December 2022, Jazz exercised its option to continue with its exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and certain other territories. The rights granted to Jazz included responsibility for future zanidatamab-related clinical trials. In May 2023, Jazz and Zymeworks further expanded their collaboration, resulting in Jazz assuming responsibility from Zymeworks for certain ongoing clinical trials, including the Zanidatamab Trial.
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

Combination with anti-cancer antibody and PD-1/PD-L1 immune checkpoint inhibitor

▪
Colorectal Cancer
o
In 2022, a Phase 2 IST of evorpacept was initiated in combination with pembrolizumab and cetuximab in patients with refractory microsatellite stable metastatic colorectal cancer, sponsored by the Academic Gastrointestinal Cancer Consortium (AGICC) in New York. We announced the dosing of the first patient in August 2022.

Combination with PD-1/PD-L1 immune checkpoint inhibitor

▪
Ovarian Cancer
o
In 2023, a Phase 2 IST of evorpacept was initiated in combination with liposomal doxorubicin and pembrolizumab in patients with recurrent platinum-resistant ovarian cancer, sponsored by the University of Pittsburgh in Pennsylvania. We announced the dosing of the first patient in May 2023.

Hematologic Malignancies

Combination with anti-cancer antibody

▪
Non-Hodgkin Lymphoma
o
In 2021, an IST of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive NHL, sponsored by MD Anderson Cancer Center in Texas. We announced the dosing of the first patient in September 2021.
▪
Sanofi - Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of isatuximab and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma.

Pre-clinical Programs

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
o
An investigational new drug (IND) filing for ALTA-002 has been delayed due to chemistry, manufacturing, and controls (CMC) related issues and is planned for the first quarter of 2024.

Based on our preliminary clinical results to date in multiple oncology indications showing encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments.

Additionally, with our acquisition of ScalmiBio, Inc. (ScalmiBio) in October 2021, we are developing ADC drug candidates based on our expertise in protein engineering and oncology.

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

In October 2022, we entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (SVB) (collectively, the Lenders). Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. The Company received net proceeds of $9.3 million from the issuance of the term loan, after deducting debt issuance costs of approximately $0.7 million.

In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) to act as receiver. The FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and operates SVBB as Silicon Valley Bank, a division of First Citizens Bank (SVB-First Citizens). Under the Loan Agreement, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, the Company expects SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement.

On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

From inception through June 30, 2023, we have raised an aggregate of $554.6 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering and $9.3 million were net proceeds from borrowings under the Loan Agreement.

We have incurred net losses in each year since inception. Our net losses were $34.2 million and $32.9 million for the three months ended June 30, 2023 and 2022, respectively, and $64.3 million and $57.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $389.8 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance evorpacept through multiple clinical trials in multiple indications;
•
pursue regulatory approval of evorpacept in solid tumors and hematological malignancies;
•
continue our discovery and preclinical and clinical development efforts, including our collaborations with Sanofi, Tallac, Zymeworks/Jazz, and Quantum Leap Healthcare Collaborative and our acquisition of ScalmiBio;
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

The successful development of our current and future product candidates is highly uncertain. This is due to numerous risks and uncertainties, including the following:

•
successful completion of preclinical studies and clinical trials;
•
delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials;
•
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

Other Income (Expense), Net

Our other income (expense), net consists primarily of realized foreign currency transaction gains and losses.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Research and development	$29,482	$26,748	$2,734	10%	$54,245	$43,821	$10,424	24%
General and administrative	7,295	7,041	254	4%	14,735	14,715	20	0%
Total operating expenses	36,777	33,789	2,988	9%	68,980	58,536	10,444	18%
Loss from operations	(36,777)	(33,789)	(2,988)	9%	(68,980)	(58,536)	(10,444)	18%
Interest income	2,666	876	1,790	204%	4,977	1,101	3,876	352%
Interest expense	(372)	(2)	(370)	18500%	(759)	(5)	(754)	15080%
Other income (expense), net	324	(5)	329	-6580%	419	(13)	432	-3323%
Loss before income taxes	$(34,159)	$(32,920)	$(1,239)	4%	(64,343)	(57,453)	(6,890)	12%
Income tax (provision) benefit	—	—	—	100%	—	—	—	100%
Net loss	$(34,159)	$(32,920)	$(1,239)	4%	$(64,343)	$(57,453)	$(6,890)	12%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Clinical and development costs	$20,637	$17,729	$2,908	16%	$35,363	$27,720	$7,643	28%
Preclinical costs	622	1,007	(385)	-38%	1,515	1,848	(333)	-18%
Personnel and related costs	4,479	3,681	798	22%	9,358	7,046	2,312	33%
Stock-based compensation expense	3,069	2,690	379	14%	6,283	4,765	1,518	32%
Other research costs	675	1,641	(966)	-59%	1,726	2,442	(716)	-29%
Total research and development expenses	$29,482	$26,748	$2,734	10%	$54,245	$43,821	$10,424	24%

Research and development expenses increased by $2.7 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily attributable to (i) an increase of $2.9 million in clinical and development costs primarily due to $3.9 million in clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, evorpacept, offset by a decrease of $1.0 million related to the Tallac Collaboration for costs related to the IND filing planned for 2023, for which the primary work was completed in 2022, (ii) an increase of $0.8 million in personnel and related costs primarily driven by headcount growth, and (iii) an increase of $0.4 million in stock-based compensation expense due to additional awards granted since June 30, 2022. These increases were offset by a decrease of $1.0 million in other research costs due primarily to a decrease in value added tax, or VAT, fees related to refund of previously paid VAT and a decrease of $0.4 million in preclinical costs primarily related to the development of new targets.

Research and development expenses increased by $10.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily attributable to (i) an increase of $7.6 million in clinical and development costs primarily due to $8.5 million in clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, evorpacept, offset by a decrease of $0.9 million related to the Tallac Collaboration for costs related to the IND filing planned for 2023, for which the primary work was completed in 2022, (ii) an increase of $2.3 million in personnel and related costs due primarily to an increase driven by headcount growth, and (iii) an increase of $1.5 million in stock-based compensation expense due to additional awards granted since June 30, 2022. These increases were offset by a decrease of $0.7 million in other research costs due primarily to a decrease in VAT fees related to refund of previously paid VAT and a decrease of $0.3 million in preclinical costs primarily related to development of new targets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended				Year Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Personnel and related costs	$1,661	$1,508	$153	10%	$3,415	$2,978	$437	15%
Stock-based compensation expense	3,168	3,146	22	1%	6,305	6,572	(267)	-4%
Other general and administrative costs	2,466	2,387	79	3%	5,015	5,165	(150)	-3%
Total general and administrative expenses	$7,295	$7,041	$254	4%	$14,735	$14,715	$20	0%

General and administrative expenses increased by $0.3 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase of $0.2 million in personnel and related costs primarily driven by headcount growth.

General and administrative expenses remained flat during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase of $0.4 million in personnel and related costs driven by headcount growth in the first half of 2023 was offset by a decrease of $0.3 million in stock-based compensation expense and a decrease of $0.2 million in legal patent fees, corporate costs, and facility and information technology costs.

Interest Income

Interest income increased by $1.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and by $3.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increases were primarily attributable to higher interest rates.

Interest Expense

Interest expense increased by $0.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and by $0.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increases were primarily attributable to the Loan Agreement, which the Company entered into in October 2022. There was no comparable interest expense or debt obligation during the three months and six months ended June 30, 2022.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and by $0.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increases were primarily attributable to other income from an immaterial service contract, under which the Company provides R&D services for another company. There was no comparable other income during the three months and six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of June 30, 2023, we had cash, cash equivalents and short-term and long-term investments of $224.5 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $389.8 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In December 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our at-the-market equity offering program (ATM Offering Program). In March 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amended Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. No sales have been made under the ATM Offering Program as of the date of this report.

In October 2022, we entered into the Loan Agreement as described above. Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. For a description of the terms of the Loan Agreement, see [“Note 6. Term Loan”] to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC to act as receiver. The FDIC created SVBB as successor to SVB. First Citizens Bank acquired SVBB from the FDIC and operates SVBB as SVB-First Citizens. While we have cash in operating accounts with SVB, the majority of our cash, cash equivalents and investments are deposited in custodial accounts held by U.S. Bank for which SVB Asset Management is the investment advisor. There has been no material negative impact to our cash liquidity as a result of the closure of SVB or the subsequent acquisition of SVBB by First Citizens Bank. Under the Loan Agreement, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, the Company expects SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement.

We believe our existing cash, cash equivalents, short-term and long-term investments and funds available from our term loan will enable us to fund our operating expenses and capital expenditure requirements through the middle of 2025. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(59,527)	$(37,672)
Investing activities	48,508	(260,053)
Financing activities	236	502
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,783)	$(297,223)

Operating Activities

In the six months ended June 30, 2023, net cash used in operating activities of $59.5 million was attributable to a net loss of $64.3 million and a change in our net operating assets and liabilities of $6.2 million, offset by non-cash charges of $11.0 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $7.1 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $3.4 million, (iii) an increase in prepaid and other current assets of $2.0 million and (iv) a decrease in other non-current liabilities of $0.5 million. Non-cash charges consisted primarily of stock-based compensation expense of $12.6 million and non-cash lease costs of $0.6 million offset by net amortization of premiums and accretion of discounts on investments of $2.8 million.

In the six months ended June 30, 2022, net cash used in operating activities of $37.7 million was attributable to a net loss of $57.5 million, offset by non-cash charges of $12.1 million and a change in net operating assets and liabilities of $7.7 million. Non-cash charges consisted primarily of stock-based compensation expense of $11.3 million and non-cash lease costs of $0.5 million. The change in operating assets and liabilities was primarily due to (i) an increase in accounts payable and accrued expenses and other current liabilities of $8.8 million primarily due to timing of invoices and payments, (ii) a decrease in other non-current liabilities of $0.6 million and (iii) a decrease in other assets of $0.3 million.

Investing Activities

In the six months ended June 30, 2023, net cash provided by investing activities of $48.5 million was attributable to cash received for maturities of investments of $169.7 million offset by purchases of short-term and long-term investments of $118.7 million and purchases of property and equipment of $2.4 million.

In the six months ended June 30, 2022, net cash used in investing activities of $260.1 million was attributable to purchases of short-term and long-term investments of $279.2 million offset by cash received for sales and maturities of investments of $20.0 million and purchases of property and equipment of $0.8 million.

Financing Activities

In the six months ended June 30, 2023, net cash provided by financing activities of $0.2 million was attributable to proceeds from the exercise of stock options under equity incentive plans of $0.1 million and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million and by principal payments on finance leases of $0.2 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

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

As of June 30, 2023, we had cash, cash equivalents and investments of $224.5 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of June 30, 2023, we had borrowings of $10.0 million outstanding under our term loan facility, or the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). In March 2023, SVB, where the Company maintained operating accounts with a cash balance of less than 1% of the Company’s total cash, cash equivalents and investments, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC to act as receiver. The FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and assumed all of SVB’s deposits and loans. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2023. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, the Company implemented a new procure to pay system to support the Company’s growth. The implementation was designed in part to enhance the overall system of internal controls over financial reporting through further automation of various business processes. Except for the new procure to pay system, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
We are substantially dependent on the success of our lead product candidate, evorpacept, also known as ALX 148, which is in clinical development and which has not completed a pivotal trial;
▪
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the Food and Drug Administration, or FDA, or other comparable foreign regulatory authorities;
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
▪
Our preclinical research for evorpacept is conducted primarily by a third-party service provider, Tallac Therapeutics, Inc., formerly known as Tollnine, Inc., or Tallac Therapeutics, and we rely on Tallac Therapeutics to perform its contractual research obligations on an effective and timely basis;
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $34.2 million and $32.9 million for the three months ended June 30, 2023 and 2022, respectively, and $64.3 million and $57.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $389.8 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2023, we had cash, cash equivalents and investments of $224.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments and funds available from our term loan, will be sufficient to fund our operations through the middle of 2025. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We expect to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022, we do not have any committed external source of funds. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. While we expect SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement, there can be no assurance that the full credit facility under the Loan Agreement, of which SVB was committed to fund 50%, will continue to be available to us. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In October 2022, we entered into the Loan Agreement, under which we have borrowed $10.0 million and we have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by us for working capital and to fund our general business requirements. On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

One of the Lenders, SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created SVBB as successor to SVB, which was acquired by First Citizens Bank and currently operates as SVB-First Citizens. While we expect SVB-First Citizens to continue to fulfill SVB’s obligations under the Loan Agreement, there can be no assurance that the full credit facility under the Loan Agreement, of which SVB was committed to fund 50%, will continue to be available to us.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as myelodysplastic syndromes, or MDS, acute myeloid leukemia, or AML, head and neck squamous cell carcinoma, or HNSCC, gastric/gastroesophageal junction, or GEJ, carcinoma, bladder cancer, or breast cancer. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Further, interim, topline and preliminary data include certain assumptions, estimations, calculations and conclusions as part of our analyses of data available at that time, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. Some may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, the FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for or obtained regulatory approval for any product candidate and it is possible that we may never obtain regulatory approval for evorpacept, or any other product candidates we seek to develop in the future. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

The FDA granted Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC in February 2020, for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab, and fluoropyrimidine or platinum-containing chemotherapy in January 2020, and for evorpacept in combination with pembrolizumab for first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC whose tumors express PD-L1 in July 2022. If a product candidate is intended for the treatment of a serious condition and preclinical or clinical data demonstrate the potential to address unmet medical need for such condition, a sponsor may apply for FDA Fast Track designation. Even though we received these Fast Track designations for evorpacept, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

While we have received certain orphan drug designations from the FDA and the European Commission, we may be unable to maintain the benefits associated with such orphan drug designation. If we decide to seek orphan drug designation for additional indications for our product candidates in the future, we may be unsuccessful.

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

In June 2023, the European Commission granted ODD to evorpacept for the treatment of patients with gastric/GEJ cancer. In the European Union, or EU, approved orphan medicines are granted 10 years of market exclusivity, which can be extended to 12 years if a pediatric investigation plan is completed. The market exclusivity period can be shortened if the approved orphan drug becomes commercially successful. An orphan designation can also be revoked if, for example, the prevalence of the condition increased to more than 5 per 10,000 individuals of the total population, if additional therapies are introduced after the initial designation and have improved the morbidity or mortality of a condition so that it is no longer chronically debilitating and/or life-threatening, or if we are unable to demonstrate significant benefit over existing authorized products. We can provide no assurance that we will be able to maintain all the benefits associated with the designation or that we will be successful in commercializing our product if approved.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031, subject to certain exceptions. The Consolidated Appropriations Act, 2023, extends the 2% Medicare sequester for the first six months of FY 2032 and revises the sequester percentage up to 2% for FY 2030 and 2031.

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
▪
The Health Insurance Portability and Accountability Act, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
▪
The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services, or CMS, information regarding payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the U.S. government has shut down in the past, forcing regulatory authorities such as the FDA and SEC to furlough employees, and in response to the COVD-19 pandemic, the FDA has postponed certain inspections. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Any actual or alleged failure to comply with the GDPR, UK GDPR, FADP, or related national data protection laws may result in regulatory inquiries and other proceedings, substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

The GDPR, UK GDPR and FADP also restrict the transfer of personal information outside of the EEA, United Kingdom and Switzerland respectively, unless appropriate safeguards are in place.

One of the primary safeguards, the Standard Contractual Clauses adopted by the European Commission, has been recently updated. With regard to the data transfers outside of the EEA to the United States, in March 2022, the European Union and United States announced a political agreement on a new framework for personal information transfers, the EU-U.S. Data Privacy Framework, or the EU-U.S. DPF. On July 10, 2023, the European Commission adopted an adequacy decision relating to the EU-U.S. DPF. We are evaluating whether to make use of the EU-U.S. DPF to transfer personal information from the EEA to the United States.

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

Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Draft regulations to the CPRA are currently under review but we will not have clarity regarding our compliance obligations until the regulations are finalized. Other states are beginning to consider and pass similar laws, such as Colorado, Connecticut, Florida, Indiana, Iowa, Montana, Tennessee, Texas, Utah, and Virginia. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia, as well as maintenance of Eurasian patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Currently our portfolio includes two granted patents in Russia, one granted patent in Eurasia, and one pending application in Eurasia.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. On October 18, 2022, a hearing was held before the Board of Appeal of the European Patent Office, or Board of Appeal, at the conclusion of which the Board of Appeal ruled in favor of UHN with respect to the matter on appeal but remanded the case back to Opposition Division of the European Patent Office, or Opposition Division, for consideration of a separate issue bearing on the validity of European patent (EP 2 429 574). The hearing before the Opposition Division has been scheduled for November 27, 2023. The patent claims under review, if upheld by the Opposition Division, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. The U.S. counterpart was recently granted as U.S. patent 10,907,209. However, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of June 30, 2023, we had 72 employees, including 56 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on the FDA and other regulatory policies and operations is unclear. To the extent the COVID-19 pandemic continues to pose a threat on our ability to conduct our business operations as planned, there can be no assurance that we will be able to avoid a material impact on our business from the pandemic or its consequences, including downturns in business sentiment generally or in our industry. Currently our employees are following a hybrid work model in our South San Francisco and Palo Alto offices with flexibility to work from home, as needed. We continue to closely monitor the pandemic and may adjust our current policies as appropriate based on relevant public health guidance and local conditions.

To the extent we experience any ongoing pandemic-related disruptions, including a resurgence of COVID-19 cases, or other public health emergency, potential disruptions or impacts to our business may include:

▪
delays or difficulties in enrolling and retaining subjects, particularly elderly subjects, who are at a higher risk of complications from COVID-19 or other public health outbreaks, in our ongoing clinical trials of evorpacept and our future clinical trials;

▪
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪
difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 or other public health outbreaks on subjects;
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
▪
limitations in resources, including our employees, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people, or travel restrictions as a result of government-imposed or local regulation that may impact access to our facilities;
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
▪
changes in regulations as part of a response to the COVID-19 pandemic or other public health emergencies, which may require us to change the ways in which our clinical trials are conducted and result in unexpected costs or require us to discontinue the clinical trial altogether;
▪
interruptions or delays to our development pipeline;
▪
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
▪
refusal of the FDA to accept data from clinical trials in affected geographies outside of the United States.

In 2020 and 2021, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect. Should the FDA issue additional guidance that mandate material changes to our clinical trials in response to a pandemic or other public health outbreak, the costs of such clinical trials may increase. To the extent another pandemic or other public health outbreak adversely affects our business, operations and financial condition in the future, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

We may acquire businesses or assets or create joint ventures with third parties that we believe may complement our existing product candidates. For example, in October 2021, we acquired ScalmiBio, Inc., or ScalmiBio, with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform and to enhance our internal research and development capabilities. In order to realize the benefits of the ScalmiBio acquisition, we [will need to make][have made, and may continue to make,] a substantial investment of time and resources to support research and development efforts, including hiring additional skilled research personnel. Additionally, we may not be able to realize the benefit of acquiring such businesses or assets or joint ventures if we are not able to successfully integrate them with our existing operations and company culture. We may encounter difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, which may delay or prevent us from realizing their expected benefits.

Also, the anticipated benefit of any joint venture or acquisition may not materialize, and any potential or future joint venture or acquisition may be prohibited. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our amended Shelf Registration Statement, declared effective by the SEC on May 31, 2022, provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through at-the-market offerings. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises, including the impact of recent bank failures and the ongoing geopolitical unrest related to Russia’s war with Ukraine;
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

Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 76.6% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Sales of equity securities may be made under our Shelf Registration Statement and pursuant to our related at-the-market facility described therein. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
▪
any action asserting a claim against us arising under the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, as either may be amended from time to time; and
▪
any action asserting a claim against us that is governed by the internal affairs doctrine.

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

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, both of which have since been remediated. We did not identify any material weakness for the fiscal years ended December 31, 2022 and 2021.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified by SEC rules and regulations. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the facts that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock has experienced significant fluctuations [in the past year] and may be volatile in the future. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from the business, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

The offer and sale of the shares in our initial public offering was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333- 239490), which was filed with the SEC on June 26, 2020 and amended subsequently and declared effective on July 16, 2020, and Form S-1MEF, which was filed with the SEC on July 16, 2020 and became effective on July 16, 2020. The underwriters of the offering were Jefferies LLC, Credit Suisse Securities (USA) LLC, Piper Sandler & Co. and Cantor Fitzgerald & Co.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.1+	Second Amendment to Loan and Security Agreement, dated as of May 31, 2023.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

+ Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

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

ALX ONCOLOGY HOLDINGS INC.

Date: August 10, 2023	By:	/s/ Jaume Pons
Jaume Pons, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2023	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)