Form 10-Q
period 2023-09-30
ALX ONCOLOGY HOLDINGS INC
filed 2023-11-13
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

650-466-7125

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 6, 2023, the registrant had 49,818,812 shares of common stock outstanding, $0.001 par value per share.

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
▪
our ability to retain the continued service of our key personnel, the impacts of any executive officer changes, and to identify, hire, and then retain additional qualified personnel;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,584	$48,822
Short-term investments	170,425	217,385
Prepaid expenses and other current assets	9,062	4,762
Total current assets	199,071	270,969
Property and equipment, net	3,617	3,889
Long-term investments	6,435	16,699
Other assets	10,984	14,932
Total assets	$220,107	$306,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,001	$8,073
Payable and accrued liabilities due to related party	265	1,650
Accrued expenses and other current liabilities	21,876	18,602
Total current liabilities	35,142	28,325
Term loan, non-current	9,575	9,389
Other non-current liabilities	6,638	5,311
Total liabilities	51,355	43,025
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 41,151,819 and 40,861,386 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	41	41
Additional paid-in capital	609,737	589,735
Accumulated other comprehensive loss	(226)	(845)
Accumulated deficit	(440,800)	(325,467)
Total stockholders’ equity	168,752	263,464
Total liabilities and stockholders’ equity	$220,107	$306,489

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$45,766	$29,382	$100,011	$73,203
General and administrative	7,509	7,299	22,244	22,014
Total operating expenses	53,275	36,681	122,255	95,217
Loss from operations	(53,275)	(36,681)	(122,255)	(95,217)
Interest income	2,677	1,370	7,654	2,471
Interest expense	(391)	(2)	(1,150)	(7)
Other income (expense), net	(1)	(7)	418	(20)
Net loss	$(50,990)	$(35,320)	$(115,333)	$(92,773)
Net loss per share, basic and diluted	$(1.24)	$(0.87)	$(2.82)	$(2.28)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	41,147,938	40,747,026	40,963,015	40,684,172

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(50,990)	$(35,320)	$(115,333)	$(92,773)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	86	(248)	619	(1,504)
Total comprehensive loss	$(50,904)	$(35,568)	$(114,714)	$(94,277)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464
Issuance of common stock under equity incentive plans	1,663	—	—	—	—	—
Stock-based compensation	—	—	6,351	—	—	6,351
Unrealized gain on available-for-sale investments	—	—	—	757	—	757
Net loss	—	—	—	—	(30,184)	(30,184)
Balance as of March 31, 2023	40,863,049	41	596,086	(88)	(355,651)	240,388
Issuance of common stock under equity incentive plans	76,210	—	112	—	—	112
Issuance of common stock under employee stock purchase plan	52,920	—	338	—	—	338
Stock-based compensation	—	—	6,237	—	—	6,237
Unrealized loss on available-for-sale investments	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(34,159)	(34,159)
Balance as of June 30, 2023	40,992,179	41	602,773	(312)	(389,810)	212,692
Issuance of common stock under equity incentive plans	159,640	—	—	—	—	—
Stock-based compensation	—	—	6,964	—	—	6,964
Unrealized loss on available-for-sale investments	—	—	—	86	—	86
Net loss	—	—	—	—	(50,990)	(50,990)
Balance as of September 30, 2023	41,151,819	$41	$609,737	$(226)	$(440,800)	$168,752

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	40,587,067	$41	$564,993	$—	$(201,985)	$363,049
Issuance of common stock under equity incentive plans	69,565	—	185	—	—	185
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available-for-sale investments	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	(24,533)	(24,533)
Balance as of March 31, 2022	40,656,632	41	570,679	(606)	(226,518)	343,596
Issuance of common stock under equity incentive plans	44,618	—	155	—	—	155
Issuance of common stock under employee stock purchase plan	44,002	—	302	—	—	302
Stock-based compensation	—	—	5,836	—	—	5,836
Unrealized loss on available-for-sale investments	—	—	—	(650)	—	(650)
Net loss	—	—	—	—	(32,920)	(32,920)
Balance as of June 30, 2022	40,745,252	41	576,972	(1,256)	(259,438)	316,319
Issuance of common stock under equity incentive plans	3,038	—	5	—	—	5
Stock-based compensation	—	—	6,207	—	—	6,207
Unrealized loss on available-for-sale investments	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(35,320)	(35,320)
Balance as of September 30, 2022	40,748,290	$41	$583,184	$(1,504)	$(294,758)	$286,963

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(115,333)	$(92,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	237
Non-cash lease costs	920	816
Stock-based compensation	19,552	17,544
Net amortization of premiums and accretion of discounts on investments	(4,606)	(256)
Accretion of term loan discount and issuance costs	186	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,310)	(2,613)
Other assets	4,215	(267)
Accounts payable	4,942	2,052
Payable and accrued liabilities due to related party	(1,385)	1,129
Accrued expenses and other current liabilities	6,491	6,412
Other non-current liabilities	(1,987)	(836)
Net cash used in operating activities	(90,686)	(68,555)
Investing activities
Purchase of investments	(171,619)	(315,820)
Maturities of investments	234,068	70,500
Purchase of property and equipment	(1,126)	(1,038)
Net cash provided by (used in) investing activities	61,323	(246,358)
Financing activities
Proceeds from exercise of stock options under equity incentive plan	112	345
Proceeds from issuance of common stock under employee stock purchase plan	338	302
Principal payments on finance leases	(325)	(281)
Net cash provided by financing activities	125	366
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,238)	(314,547)
Cash, cash equivalents and restricted cash at beginning of year	48,888	363,667
Cash, cash equivalents and restricted cash at end of period	$19,650	$49,120

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,376	$876
Right-of-use asset acquired under operating leases	$—	$4,684
Right-of-use asset acquired under finance leases	$1,187	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$19,584	$49,054
Restricted cash (included in other assets)	66	66
Total cash and cash equivalents and restricted cash	$19,650	$49,120

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

As of September 30, 2023, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

The condensed consolidated balance sheet as of September 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$19,103	$—	$—	$19,103
Short-term investments
U.S. Treasury securities	Level 1	61,987	—	(96)	61,891
U.S. government agency securities	Level 2	47,668	2	(110)	47,560
Corporate debt securities	Level 2	8,753	1	(14)	8,740
Commercial paper	Level 2	51,474	—	—	51,474
Asset-backed securities	Level 2	764	—	(4)	760
Long-term investments
Corporate debt securities	Level 2	6,440	—	(5)	6,435
Total		$196,189	$3	$(229)	$195,963

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$36,690	$—	$—	$36,690
U.S. government agency securities	Level 2	3,484	—	—	3,484
Short-term investments
U.S. Treasury securities	Level 1	73,058	3	(438)	72,623
U.S. government agency securities	Level 2	16,227	36	—	16,263
Corporate debt securities	Level 2	56,318	—	(367)	55,951
Commercial paper	Level 2	62,087	—	—	62,087
Asset-backed securities	Level 2	10,512	—	(51)	10,461
Long-term investments
U.S. Treasury securities	Level 1	5,242	2	—	5,244
U.S. government agency securities	Level 2	9,760	—	(15)	9,745
Asset-backed securities	Level 2	1,725	—	(15)	1,710
Total		$275,103	$41	$(886)	$274,258

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$19,103	$40,174
Short-term investments	170,425	217,385
Long-term investments	6,435	16,699
Total	$195,963	$274,258

Cash and cash equivalents in the above table excludes bank account cash of $0.5 million and $8.6 million as of September 30, 2023 and December 31, 2022, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Maturing in one year or less	$189,528	$257,559
Maturing after one year through five years	6,435	16,699
Total	$195,963	$274,258

There were no transfers of financial instruments between the fair value measurement levels during the three months and nine months ended September 30, 2023 and 2022 and there were no financial instruments classified as Level 3 as of September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, accrued interest receivable related to the Company’s investments of $0.6 million and $1.0 million, respectively, was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of September 30, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of September 30, 2023, no allowance for credit losses for the Company’s investments was recorded. As of September 30, 2023 and December 31, 2022, securities with a fair value of $2.3 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. As of September 30, 2023, the Company has not recognized any impairment losses on available-for-sale investments.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Leasehold improvements	$2,513	$2,360
Laboratory equipment	1,570	1,422
Computer hardware and software	400	344
Furniture and fixtures	166	166
Property and equipment, gross	4,649	4,292
Less: accumulated depreciation	(1,032)	(403)
Property and equipment, net	$3,617	$3,889

Depreciation was $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation was $0.6 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Other Assets

The following table presents the components of other assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$5,044	$5,626
Long-term prepaid clinical expenses	4,311	7,264
Finance lease right-of-use assets	1,147	298
Long-term prepaid contract manufacturing costs	272	1,456
Other	210	288
Total other assets	$10,984	$14,932

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accrued contract manufacturing	$11,576	$5,249
Accrued clinical and nonclinical study costs	4,306	5,485
Accrued compensation and related expenses	4,005	3,708
Accrued property and equipment	176	2,110
Other	1,813	2,050
Total accrued expenses and other current liabilities	$21,876	$18,602

(5) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of September 30, 2023, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of September 30, 2023 (in thousands, except lease term and discount rate):

September 30, 2023
Operating Leases
2023	$310
2024	1,267
2025	1,305
2026	1,187
2027	912
Thereafter	2,069
Total lease payments	7,050
Less: imputed interest	(1,596)
Total lease liabilities	$5,454

Lease liabilities: current (i)	$823
Lease liabilities: non-current (ii)	4,631
Total lease liabilities	$5,454

Weighted average remaining lease term (in years)	5.6
Weighted average discount rate	8.6%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$317	$320	$952	$840
Variable lease cost and other, net (i)	128	60	347	203
Short-term lease cost	2	3	8	86
Finance lease cost:
Amortization of right-of-use assets	114	112	338	336
Interest	9	2	11	7
Total lease costs	$570	$497	$1,656	$1,472

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$931	$681
Operating cash flows from finance leases	$3	$7
Financing cash flows from finance leases	$325	$281
Right-of-use asset acquired under leases
Operating leases	$—	$4,684
Finance leases	$1,187	$—

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

The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the consolidated balance sheet. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the three months and nine months ended September 30, 2023, interest expense incurred in connection with the Loan Agreement was $0.3 million and $0.8 million, respectively. We had no outstanding debt as of September 30, 2022 and did not incur interest expense during the three months and nine months ended September 30, 2022.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of September 30, 2023, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of September 30, 2023, we were in compliance with all financial reporting covenants under the Loan Agreement.

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

On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB-First Citizens from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

As of September 30, 2023, the future maturities under the Loan Agreement are as follows (in thousands):

September 30, 2023
2023	$—
2024	—
2025	435
2026	5,217
2027	4,948
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(835)
Less: unaccreted final payment costs	(190)
Term loan, non-current, net	$9,575

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of September 30, 2023 and December 31, 2022, the Company had 41,151,819 and 40,861,386 shares of common stock outstanding, respectively.

Common stock reserved for future issuance as of September 30, 2023 consists of the following:

September 30, 2023
Stock options issued and outstanding	9,114,886
Stock options authorized for future issuance	1,147,137
Employee Stock Purchase Plan shares authorized for future issuance	1,095,066
Restricted stock issued and outstanding	1,084,403
Total	12,441,492

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

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$3,728	$2,931	$10,011	$7,696
General and administrative	3,236	3,276	9,541	9,848
Total	$6,964	$6,207	$19,552	$17,544

(9) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023. During the three months and nine months ended September 30, 2023, there were no material changes to these agreements.

Tallac Service Agreement

In each of the three months ended September 30, 2023 and 2022, the Company recorded $0.1 million and $0.2 million, respectively, as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement. During the nine months ended September 30, 2023 and 2022, the Company recorded $0.3 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Services Agreement.

Tallac Collaboration Agreement

During the three months ended September 30, 2023 and 2022, the Company recorded $0.3 million and $2.5 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement. During the nine months ended September 30, 2023 and 2022, the Company recorded $1.2 million and $6.2 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

As of September 30, 2023 and December 31, 2022, the Company had accrued expenses of $0.3 million and $1.6 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

(10) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(50,990)	$(35,320)	$(115,333)	$(92,773)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	41,147,938	40,747,026	40,963,015	40,684,172
Net loss per share, basic and diluted	$(1.24)	$(0.87)	$(2.82)	$(2.28)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months and nine months ended September 30, 2023 and 2022 because including them would have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2023	2022
Stock options issued and outstanding	9,114,886	6,214,107
Restricted stock issued and outstanding	1,084,403	870,399
Employee Stock Purchase Plan estimated shares issuable	—	21,775
Total	10,199,289	7,106,281

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2023.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of September 30, 2023, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of September 30, 2023 (in thousands):

	September 30, 2023
	Total	2023 (remaining three months)	2024-2025	2026-2027	Thereafter
Manufacturing and service contracts	$8,822	$4,114	$4,652	$56	$—
Total	$8,822	$4,114	$4,652	$56	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $2.6 million. In addition, the Company has commitments with one other pharmaceutical contract manufacturer, including certain future purchase obligations of approximately $6.2 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENTS

On October 10, 2023, the Company completed an underwitten follow-on public offering and issued an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. The Company received net proceeds of approximately $59.0 million, after deducting underwriting discounts and commissions of $3.8 million and other offering-related expenses of $0.5 million.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer by developing therapies that block the CD47 immune checkpoint and bridge the innate and adaptive immune system. Our lead product candidate, the CD47 blocker evorpacept, is currently in multiple Phase 1 and 2 clinical trials. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis or as a “don’t activate T-cells” signal that prevents activation of T-cells by dendritic cells. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches.

Rationally engineered with an inactive Fc effector function, evorpacept’s clinical data has demonstrated a substantially better safety profile to date than other anti-CD47 molecules in the clinic with an active Fc (i.e., binding the Fc gamma receptor on macrophages). This favorable safety profile allows us to dose higher with minimal overlapping toxicity in the combination treatment setting. CD47 expressed on cancer cells binds to its receptor SIRP alpha, which is predominantly expressed on two cell types: macrophages and dendritic cells. We are focused on evorpacept development with the standard-of-care agents, revolving around these two cell types.

We initially pursued, and continue to pursue, development of evorpacept based on two well-validated mechanisms of action involving SIRP alpha expression on macrophages and dendritic cells as discussed below. In April 2020, we began exploring a third less well-validated mechanism of action, which led us to test the combination of evorpacept with azacitidine in myelodysplastic syndromes (MDS) patients, but our data failed to validate this third mechanism as discussed below.

The distinct mechanism of actions and examples of the combinations of priority are:

(1)
Anti-cancer antibodies (the “don’t eat me” signal): Combining with anti-cancer targeted antibodies with an active Fc domain, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells.
The positive interim data in our randomized ASPEN-06 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) versus standard of care in second line or later HER2-positive gastric/gastroesophageal junction (GEJ) cancer. It demonstrated evorpacept + trastuzumab + ramucirumab + paclitaxel improved response activity (52% overall response rate (ORR), median duration of response (mDOR) not reached) compared to that of the trastuzumab + ramucirumab + paclitaxel backbone (22% ORR, mDOR 7.4 m). The recently reported clinical activity of evorpacept + trastuzumab + ramucirumab + paclitaxel compares favorably to the RAINBOW historical data where ramucirumab + paclitaxel demonstrated a 28% confirmed ORR and 4.4 month mDOR, as well as to DESTINY-Gastric01 where ENHERTU® (fam-trastuzumab deruxtecan-nxki) reported a 41% confirmed ORR and mDOR of 11.3 months. The initial magnitude of improvement in ORR over available therapy and over the concurrent control arm with this well-tolerated combination suggests that evorpacept in combination with trastuzumab, ramucirumab, and paclitaxel could benefit patients with HER2-overexpressing advanced gastric/GEJ cancer. Our ASPEN-06 interim results additionally support the individual contribution of evorpacept to this regimen. We also believe the ASPEN-06 interim data together with our earlier Phase 1 positive data characterizing the combination of evorpacept with trastuzumab + ramucirumab + paclitaxel in gastric cancer as well as in combination with rituximab in non-Hodgkin lymphoma (NHL), provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies. We have already initiated multiple clinical studies based on this mechanism (see evorpacept clinical programs below) to rapidly expand the use of evorpacept in combination with this class of agents in multiple indications. This same mechanism of action may also apply to antibody-drug conjugates (ADCs), which are being investigated in two separate Phase 1 trials: one in combination with PADCEV® (enfortumab vedotin-ejfv) in patients with urothelial cancer (ASPEN-07), and the other in combination with fam-trastuzumab deruxtecan-nxki in patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

(2)
PD-1/PD-L1 immune checkpoint inhibitors (the “don’t activate T-cells” signal): Combining with PD-1/PD-L1 checkpoint inhibitor, where evorpacept activates dendritic cells that are constitutively inhibited by the CD47/ SIRP alpha pathway.
Activated dendritic cells present neoantigens to T-cells that, once activated, will kill cancer cells when the PD-1/PD-L1 inhibitory interaction is blocked by T-cell checkpoint inhibitors. The combination with a PD-1/PD-L1 checkpoint inhibitor allows maximum activity of these newly activated T-cells. Examples of this mechanism include our clinical trials, ASPEN-03 and ASPEN-04, two randomized Phase 2 studies in combination with KEYTRUDA® (pembrolizumab), without or with chemotherapy, respectively, comparing to the same treatments without evorpacept, in first line head and neck squamous cell carcinoma (HNSCC). Validation of this mechanism is supported by our Phase 1 data (N=23) in the same indications and combinations where we saw an improvement in overall survival (OS) at 12 months with respect to historical data.
(3)
Hypomethylation agents: Combining with azacitidine, which is described to upregulate calreticulin and potentially promote macrophage dependent phagocytosis that is inhibited by CD47. We now consider this a failed mechanistic hypothesis.
This mechanistic hypothesis was tested and ultimately not supported in our clinical trial, ASPEN-02, a Phase 1b dose optimization study evaluating evorpacept in combination with azacitidine for the treatment of MDS. Initial support for exploring this mechanism was provided by Phase 1b initial clinical data of magrolimab, an anti CD47 antibody with active Fc, being developed by Gilead, which showed improvements in complete response (CR) rate compared to historical data in addition to a significant increase in cytopenias. As we reported in August 2023, in our preliminary data review of our Phase 1 study, ASPEN-02, despite being well tolerated, evorpacept did not yield sufficient activity to support progression to Phase 2 trials. Gilead has since discontinued its Phase 3 magrolimab trials with this combination in both acute myeloid leukemia (AML) and MDS due to lack of efficacy. Based upon trial results, we are no longer planning to pursue combinations based upon this mechanism of action. Resources originally earmarked for these trials will be allocated to support our ongoing programs evaluating combinations with anti-cancer antibodies and PD-1/PD-L1 immune checkpoint inhibitors.

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
o
In October 2023, we announced positive prespecified interim Phase 2 clinical data from our ASPEN-06 clinical trial. This prespecified interim analysis reported results from 54 randomized patients with second and third line gastric/GEJ cancer, including patients previously treated with fam-trastuzumab deruxtecan-nxki and checkpoint inhibitors. A confirmed overall response rate (ORR) of 52% was demonstrated for evorpacept in combination with trastuzumab + ramucirumab + paclitaxel compared to 22% for the control group of trastuzumab + ramucirumab + paclitaxel. Median duration of response (mDOR) was not reached for the evorpacept combination treatment arm compared to 7.4 months for the control group. The safety profile of evorpacept was consistent with previous clinical trials and was well-tolerated.

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

Combination with Hypomethylation Agent (discontinued)

▪
ASPEN-02 - MDS
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
o
In August 2023, we announced that we were terminating development of this indication based upon preliminary data from the recently completed ASPEN-02 Phase 1b trial indicating that the evorpacept combination did not substantially improve upon the historical activity of azacitidine alone. Currently enrolled patients may continue in the study and we plan to present the full data set from the forty-five enrolled subjects at an upcoming scientific conference.
▪
ASPEN-05 - AML
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
o
In August 2023, we announced that we are terminating development of this indication and will not initiate the ASPEN-05 Phase 1b dose optimization clinical evaluation of evorpacept in combination with azacitidine and venetoclax based on the initial results of ASPEN-02 and given the continuous disease spectrum in MDS and AML along with the close connection between the mechanism of action with azacitidine.

Collaborations and Investigator-Sponsored Trials (ISTs)

Combination with anti-cancer antibody

▪
Jazz Pharmaceuticals plc - Breast Cancer
o
Our collaborator, Jazz Pharmaceuticals plc (Jazz), is sponsoring and managing an ongoing Phase 1 trial of zanidatamab for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept (Zanidatamab Trial). We announced the dosing of the first patient in this trial in October 2021.
o
In October 2022, Zymeworks and Jazz announced the execution of an exclusive license agreement with respect to zanidatamab. In December 2022, Jazz exercised its option to continue with its exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and certain other territories. The rights granted to Jazz included responsibility for future zanidatamab-related clinical trials. In May 2023, Jazz and Zymeworks further expanded their collaboration, resulting in Jazz assuming responsibility from Zymeworks for certain ongoing clinical trials, including the Zanidatamab Trial.

▪
Quantum Leap Healthcare Collaborative - I-SPY Trial - Breast Cancer
o
Our collaborator, Quantum Leap Healthcare Collaborative (Quantum Leap), is sponsoring and managing an ongoing Phase 1 trial (I-SPY) to evaluate evorpacept in combination with an ADC, fam-trastuzumab deruxtecan-nxki, for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer. We announced the dosing of the first patient in March 2023.
▪
MD Anderson Cancer Center - Non-Hodgkin Lymphoma
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

Combination with anti-cancer antibody and PD-1/PD-L1 immune checkpoint inhibitor

▪
Academic Gastrointestinal Cancer Consortium - Colorectal Cancer
o
In 2022, a Phase 2 IST of evorpacept was initiated in combination with pembrolizumab and cetuximab in patients with refractory microsatellite stable metastatic colorectal cancer, sponsored by the Academic Gastrointestinal Cancer Consortium (AGICC) in New York. We announced the dosing of the first patient in August 2022.

Combination with PD-1/PD-L1 immune checkpoint inhibitor

▪
University of Pittsburgh - Ovarian Cancer
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
o
We currently expect to submit an investigational new drug (IND) filing for ALTA-002 in the first quarter of 2024 as we work through a delay related to chemistry, manufacturing, and controls (CMC).

Based on our clinical results to date in multiple oncology indications that show encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments.

Additionally, with our acquisition of ScalmiBio, Inc. (ScalmiBio) in October 2021, we are developing ADC drug candidates based on our expertise in protein engineering and oncology.

Since our founding, we have devoted substantially all of our resources to developing evorpacept, identifying and advancing preclinical programs, scaling up manufacturing, conducting clinical trials and providing general and administrative support for these operations. We have no products approved for marketing and we have never received any revenue from drug product sales.

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

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement provides us with flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in an at-the-market offering. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. No securities have been sold pursuant to the Sales Agreement.

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

On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB-First Citizens from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

From inception through September 30, 2023, we have raised an aggregate of $554.6 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering and $9.3 million were net proceeds from borrowings under the Loan Agreement.

In October 2023, we completed an underwritten follow-on public offering pursuant to the Shelf Registration Statement (the October 2023 Offering). In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $59.0 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.5 million.

We have incurred net losses in each year since inception. Our net losses were $51.0 million and $35.3 million for the three months ended September 30, 2023 and 2022, respectively, and $115.3 million and $92.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $440.8 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance evorpacept through multiple clinical trials in multiple indications;
•
pursue regulatory approval of evorpacept in solid tumors and hematological malignancies;
•
continue our discovery and preclinical and clinical development efforts, including our collaborations with Sanofi, Tallac, Jazz, and Quantum Leap and our acquisition of ScalmiBio;
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

Other Income (Expense), Net

Our other income (expense), net consists primarily of realized foreign currency transaction gains and losses and other income from an immaterial service contract.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Research and development	$45,766	$29,382	$16,384	56%	$100,011	$73,203	$26,808	37%
General and administrative	7,509	7,299	210	3%	22,244	22,014	230	1%
Total operating expenses	53,275	36,681	16,594	45%	122,255	95,217	27,038	28%
Loss from operations	(53,275)	(36,681)	(16,594)	45%	(122,255)	(95,217)	(27,038)	28%
Interest income	2,677	1,370	1,307	95%	7,654	2,471	5,183	210%
Interest expense	(391)	(2)	(389)	19450%	(1,150)	(7)	(1,143)	16329%
Other income (expense), net	(1)	(7)	6	-86%	418	(20)	438	-2190%
Net loss	$(50,990)	$(35,320)	$(15,670)	44%	$(115,333)	$(92,773)	$(22,560)	24%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Clinical and development costs	$34,624	$19,966	$14,658	73%	$69,987	$47,686	$22,301	47%
Preclinical costs	1,197	1,264	(67)	-5%	2,712	3,112	(400)	-13%
Personnel and related costs	4,819	3,944	875	22%	14,177	10,990	3,187	29%
Stock-based compensation expense	3,728	2,931	797	27%	10,011	7,696	2,315	30%
Other research costs	1,398	1,277	121	9%	3,124	3,719	(595)	-16%
Total research and development expenses	$45,766	$29,382	$16,384	56%	$100,011	$73,203	$26,808	37%

Research and development expenses increased by $16.4 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to (i) an increase of $14.7 million in clinical and development costs primarily due to $16.4 million in clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, evorpacept, offset by a decrease of $1.8 million related to the Tallac Collaboration for costs related to the IND filing planned for the first quarter of 2024, for which the primary work was completed in 2022, (ii) an increase of $0.9 million in personnel and related costs primarily driven by headcount growth, and (iii) an increase of $0.8 million in stock-based compensation expense due to additional awards granted since September 30, 2022.

Research and development expenses increased by $26.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to (i) an increase of $22.3 million in clinical and development costs primarily due to $25.8 million in clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, evorpacept, an increase of $0.5 million related to the Jazz collaboration, offset by a decrease of $4.0 million related to the Tallac Collaboration for costs related to the IND filing planned for the first quarter of 2024, for which the primary work was completed in 2022, (ii) an increase of $3.2 million in personnel and related costs due primarily to an increase driven by headcount growth, and (iii) an increase of $2.3 million in stock-based compensation expense due to additional awards granted since September 30, 2022. These increases were offset by a decrease of $0.6 million in other research costs due primarily to a decrease in VAT fees related to refund of previously paid VAT and a decrease of $0.4 million in preclinical costs primarily related to development of new targets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Personnel and related costs	$1,708	$1,381	$327	24%	$5,123	$4,359	$764	18%
Stock-based compensation expense	3,236	3,276	(40)	-1%	9,541	9,848	(307)	-3%
Other general and administrative costs	2,565	2,642	(77)	-3%	7,580	7,807	(227)	-3%
Total general and administrative expenses	$7,509	$7,299	$210	3%	$22,244	$22,014	$230	1%

General and administrative expenses increased by $0.2 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $0.3 million in personnel and related costs primarily driven by headcount growth.

General and administrative expenses increased by $0.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase of $0.8 million in personnel and related costs driven by headcount growth during the year was offset by a decrease of $0.3 million in stock-based compensation expense and a decrease of $0.2 million in other general and administrative costs.

Interest Income

Interest income increased by $1.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and by $5.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increases were primarily attributable to higher interest rates.

Interest Expense

Interest expense increased by $0.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and by $1.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increases were primarily attributable to the Loan Agreement, which the Company entered into in October 2022. There was no comparable interest expense or debt obligation during the three months and nine months ended September 30, 2022.

Other Income (Expense), Net

Other income (expense), net remained flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and by $0.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was primarily attributable to other income from an immaterial service contract, under which the Company provides R&D services for another company. There was no comparable other income during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of September 30, 2023, we had cash, cash equivalents and short-term and long-term investments of $196.4 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $440.8 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In December 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our at-the-market equity offering program. In March 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amended Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. No sales have been made pursuant to the Sales Agreement as of the date of this report.

In October 2022, we entered into the Loan Agreement as described above. Upon closing of the Loan Agreement, we drew $10.0 million and have access to draw an additional $40.0 million through the end of 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. For a description of the terms of the Loan Agreement, see “Note 6. Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB-First Citizens from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

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

In October 2023, we completed the October 2023 Offering. In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $59.0 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.5 million.

We believe our existing cash, cash equivalents, short-term and long-term investments and funds available from our term loan will enable us to fund our operating expenses and capital expenditure requirements into early 2026. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(90,686)	$(68,555)
Investing activities	61,323	(246,358)
Financing activities	125	366
Net increase (decrease) in cash, cash equivalents and restricted cash	$(29,238)	$(314,547)

Operating Activities

In the nine months ended September 30, 2023, net cash used in operating activities of $90.7 million was attributable to a net loss of $115.3 million, offset by a change in our net operating assets and liabilities of $8.0 million and non-cash charges of $16.7 million. The change in operating assets and liabilities was primarily due to (i) an increase in accounts payable and accrued expenses and other current liabilities of $10.0 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $4.2 million, (iii) an increase in prepaid and other current assets of $4.3 million and (iv) a decrease in other non-current liabilities of $2.0 million. Non-cash charges consisted primarily of stock-based compensation expense of $19.6 million, non-cash lease costs of $0.9 million, and depreciation and amortization costs of $0.6 million offset by net amortization of premiums and accretion of discounts on investments of $4.6 million.

In the nine months ended September 30, 2022, net cash used in operating activities of $68.6 million was attributable to a net loss of $92.8 million, offset by non-cash charges of $18.3 million and a change in net operating assets and liabilities of $5.9 million. Non-cash charges consisted primarily of stock-based compensation expense of $17.5 million and non-cash lease costs of $0.8 million. The change in operating assets and liabilities was primarily due to (i) an increase in accounts payable and accrued expenses and other current liabilities of $9.6 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $2.6 million, (iii) a decrease in other non-current liabilities of $0.8 million and (iv) a decrease in other assets of $0.3 million.

Investing Activities

In the nine months ended September 30, 2023, net cash provided by investing activities of $61.3 million was attributable to cash received for maturities of investments of $234.1 million offset by purchases of short-term and long-term investments of $171.6 million and purchases of property and equipment of $1.1 million.

In the nine months ended September 30, 2022, net cash used in investing activities of $246.4 million was attributable to purchases of short-term and long-term investments of $315.8 million offset by cash received for maturities of investments of $70.5 million and purchases of property and equipment of $1.0 million.

Financing Activities

In the nine months ended September 30, 2023, net cash provided by financing activities of $0.1 million was attributable to proceeds from the exercise of stock options under equity incentive plans of $0.1 million and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million offset by principal payments on finance leases of $0.3 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

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

As of September 30, 2023, we had cash, cash equivalents and investments of $196.4 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of September 30, 2023, we had borrowings of $10.0 million outstanding under our term loan facility, or the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2023. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The COVID-19 pandemic, geopolitical unrest related to Russia’s war with Ukraine, and war and instability in Israel and the surrounding region could adversely impact our business including our ongoing and planned clinical trials and preclinical research;

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $51.0 million and $35.3 million for the three months ended September 30, 2023 and 2022, respectively, and $115.3 million and $92.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $440.8 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2023, we had cash, cash equivalents and investments of $196.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, funds available from our term loan, and net proceeds from our recent follow-on public offering, will be sufficient to fund our operations into early 2026. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as head and neck squamous cell carcinoma, or HNSCC, gastric/gastroesophageal junction, or GEJ, carcinoma, urothelial cancer, breast cancer, or multiple myeloma. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 pathway and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmunceOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we currently use, and plan to use in the future, third-party drugs in our development and clinical trials as controls for our studies, such as conducting Phase 2 and Phase 2/3 clinical trials of evorpacept in combination with pembrolizumab for HNSCC and trastuzumab for gastric/GEJ carcinoma, respectively. As a result, both the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into clinical trial collaboration and supply agreements with Merck, Eli Lilly and Jazz, pursuant to which our collaboration counterparties will supply doses of pembrolizumab, ramucirumab, and zanidatamab, respectively, for use in certain clinical trials. If the agreements with Merck and Eli Lilly are terminated before the trials are completed, we may need to find another source of pembrolizumab and ramucirumab, respectively, in order to continue our trials. Zanidatamab is not approved for commercial use by the FDA or any comparable regulatory authority, and as a result, no alternative source of zanidatamab exists. As such, if the agreement with Jazz is terminated before the trials are completed, our ability to continue the trials with zanidatamab would be limited.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation, ODD, to evorpacept for treatment for gastric/GEJ cancer. We may seek ODD for certain additional indications for our product candidates in the future. ODD neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product.

In June 2023, the European Commission granted ODD to evorpacept for the treatment of patients with gastric/GEJ cancer. In the European Union approved orphan medicines are granted 10 years of market exclusivity, which can be extended to 12 years if a pediatric investigation plan is completed. The market exclusivity period can be shortened if the approved orphan drug becomes commercially successful. An orphan designation can also be revoked if, for example, the prevalence of the condition increased to more than 5 per 10,000 individuals of the total population, if additional therapies are introduced after the initial designation and have improved the morbidity or mortality of a condition so that it is no longer chronically debilitating and/or life-threatening, or if we are unable to demonstrate significant benefit over existing authorized products. We can provide no assurance that we will be able to maintain all the benefits associated with the designation or that we will be successful in commercializing our product if approved.

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

Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA or the United Kingdom or Switzerland. The collection and use of personal information (which includes health data) in the EEA is governed, in part, by the provisions of the General Data Protection Regulation (EU) 2016/679, or the GDPR, or its UK equivalent, the UK GDPR, or the new Swiss Federal Act on Data Protection, or FADP. These regulations impose requirements relating to having a legal basis for processing personal information and transferring such information outside of the EEA, the United Kingdom and Switzerland, respectively, as applicable, including to the United States, informing concerned individuals about the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal information to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping.

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

One of the primary safeguards, the Standard Contractual Clauses adopted by the European Commission, has been recently updated. With regard to data transfers outside of the EEA to the United States, in March 2022, the European Union and United States announced a political agreement on a new framework for personal information transfers, the EU-U.S. Data Privacy Framework, or the EU-U.S. DPF. On July 10, 2023, the European Commission adopted an adequacy decision relating to the EU-U.S. DPF. Additionally, a UK Extension to the EU-U.S. DPF became effective on October 12, 2023. We are evaluating whether to make use of the EU-U.S. DPF and the UK Extension to the EU-U.S. DPF to transfer personal information from the EEA to the United States.

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

Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states are beginning to consider and pass similar laws, including laws enacted in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the European Patent Office and UHN and The Hospital for Sick Children have appealed the decision. On October 18, 2022, a hearing was held before the Board of Appeal of the European Patent Office, or Board of Appeal, at the conclusion of which the Board of Appeal ruled in favor of UHN with respect to the matter on appeal but remanded the case back to Opposition Division of the European Patent Office, or Opposition Division, for consideration of a separate issue bearing on the validity of European patent (EP 2 429 574). The hearing before the Opposition Division was initially scheduled for November 27, 2023, but has now been postponed to December 2023. The patent claims under review, if upheld by the Opposition Division, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. The U.S. counterpart was recently granted as U.S. patent 10,907,209. However, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of September 30, 2023, we had 71 employees, including 56 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and life science industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and our scientific, technical, business and medical personnel. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, our inability to find suitable replacements, and the impacts of any executive officer changes, could result in delays in the development of our product candidates and harm our business. Additionally, layoffs or furloughs, pausing recruiting efforts, or employee attrition could also create delays in the development of our product candidates and harm our business.

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
▪
political and economic instability, such as the geopolitical tensions and regional economic disruptions caused by Russia’s war with Ukraine, and war and instability in Israel and the surrounding region, and including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions;
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

Our spending on current and future research and development programs, such as evorpacept, for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we entered into clinical trial collaborations with our collaborators, including I-SPY, Sanofi, Jazz and the ISTs, to supply evorpacept for clinical trials to advance new combination therapies. We have limited control over the amount and timing of resources that our collaborators dedicate to the development of our products. Any termination or disruption of collaborations could result in delays in the development of products, increases in our costs to develop the products or the termination of development of a product.

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
▪
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel recommended by federal or state governments, employers and others;
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

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The United States has also recently enacted the Inflation Reduction Act, which introduced, among other provisions, a 15% minimum tax on book income and a 1% excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. The Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been agreed to by over 136 countries, and is expected to be implemented in European Union member countries by the end of 2023. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our amended Shelf Registration Statement, declared effective by the SEC on May 31, 2022, provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through at-the-market offerings. To date, we have not sold any shares under our at-the-market program. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
litigation;
▪
future sales of our common stock by us, our insiders or our other stockholders including pursuant to the existing primary and secondary shelf registration statements that we have filed with the SEC;
▪
expiration of market stand-off or lock-up agreements;
▪
share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
▪
additions or departures of key personnel;
▪
changes in the structure of health care payment systems in the United States or overseas;
▪
failure of any of our product candidates, if approved, to achieve commercial success;

▪
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises, including the impact of recent bank failures, the ongoing geopolitical unrest related to Russia’s war with Ukraine, and war and instability in Israel and the surrounding region;
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
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, rising interest rates, uncertainty in the financial services industry, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, war and instability in Israel and the surrounding region, and bank failures or instability in the financial services sector on the global economy.

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

On October 10, 2023, we completed the October 2023 Offering for the sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our Shelf Registration Statement, including pursuant to our at-the-market facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

While we were a large accelerated filer for fiscal year 2022, we are a “non-accelerated filer” for fiscal year 2023 and will continue to be one in 2024. This status could make our common stock less attractive to investors.

Each year, we re-evaluate our SEC filing status. Accordingly, due to our public float as of June 30, 2022, we became a non-accelerated filer for fiscal year 2023, and due to our public float as of June 30, 2023, we will be a non-accelerated filer for fiscal year 2024. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive if we choose to rely on this exemption. If some investors find our common stock less attractive as a result of our non-accelerated filer status, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 76.4% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Sales of equity securities may be made under our Shelf Registration Statement and pursuant to our related at-the-market facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the follow-on public offering. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our operations, and those of our service providers and suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical or public health crises, such as the COVID-19 pandemic, and other natural or man-made disasters such as the ongoing geopolitical unrest related to Russia’s war with Ukraine, war and instability in Israel and the surrounding region, or business interruptions, for which we are partly uninsured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

The market price of our common stock has experienced significant fluctuations in the past year and may be volatile in the future. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from the business, which could seriously harm our business.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

4.1	Form of Pre-Funded Warrant.	8-K	001-39386	4.1	October 6, 2023

10.1#	Amendment No. 1 to the Sales Agreement with Cantor and Credit Suisse, dated August 25, 2023					X

10.2+	Confirmatory Employment Letter between the Company and Jason Lettmann, dated September 5, 2023.	8-K	001-39386	10.1	September 6, 2023

10.3+	Confirmatory Employment Letter between the Company and Jaume Pons, dated September 5, 2023.	8-K	001-39386	10.2	September 6, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

# Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

+ Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

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

ALX ONCOLOGY HOLDINGS INC.

Date: November 13, 2023	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2023	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)