Form 10-K
period 2023-12-31
ALX ONCOLOGY HOLDINGS INC
filed 2024-03-07
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was $161.4 million based on the closing sales price of the registrant’s common stock on that date.

The number of shares of registrant’s Common Stock outstanding as of February 29, 2024 was 50,152,082.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

i

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

ALX Oncology was founded to address fundamental challenges in blocking CD47 and to realize the full potential of this therapeutic target. Clinical data on competing CD47 blockers to date have come from molecules that incorporate an active antibody Fc region in addition to a CD47 blocking region. The Fc region provides a positive, pro-phagocytic “eat me” signal to macrophages and other cells of the immune system. Since healthy blood cells also express CD47, these competing therapeutic approaches can cause a reduction in the number of blood cells in the body, resulting in anemia, thrombocytopenia and neutropenia, which can be dangerous to patients and may limit the ability to combine these agents with other anti-cancer medicines.

Evorpacept is a next-generation CD47 blocking therapeutic that we believe has significantly enhanced properties compared to competing CD47 blocking approaches. Evorpacept is a fusion protein that combines a high-affinity CD47 binding domain with a proprietary inactivated Fc domain. The CD47 binding domain of evorpacept is an affinity enhanced extracellular domain of SIRPα, a protein that is the natural receptor to CD47 found on myeloid cells. We have engineered the Fc domain of evorpacept so that it does not provide a pro-phagocytic signal while still maintaining an antibody-like half-life for the molecule. We believe our inactive Fc approach improves tolerability when compared to other CD47 blocking approaches that have an Fc domain that engages activating receptors on macrophages, causing phagocytosis and death of healthy cells in addition to cancer cells.

Evorpacept’s design has several advantages that we believe will make it broadly applicable to treating a number of oncology indications. Due to the inactive Fc, evorpacept is specifically designed for use in combination with other anti-cancer agents that provide a positive immune-stimulating signal. We believe evorpacept has a favorable tolerability profile that may enable higher dosing levels and greater combination potential with other leading anti-cancer agents. Additionally, the molecular weight of evorpacept is half that of a typical antibody, therefore allowing for higher dosing (10mg/kg of evorpacept is equivalent to 20 mg/kg of a regular antibody). The relatively smaller size of our molecule may facilitate increased penetrance into the tumor microenvironment. We believe these properties may enable evorpacept to provide superior therapeutic benefits.

Clinical data to date in evorpacept have not shown the dose-dependent hematologic toxicities characteristic of other CD47 blockers that incorporate an active Fc domain. Over 500 subjects have been treated with evorpacept in combination with targeted anti-cancer agents, small molecules, and checkpoint inhibitors to date. Evorpacept has not reached a maximum tolerated dose in any of the combinations evaluated to date.

We are focused on evorpacept development with the standard-of-care agents, revolving around these two cell types: macrophages and dendritic cells. We initially pursued, and continue to pursue, development of evorpacept based on two well-validated mechanisms of action involving SIRP alpha expression on macrophages and dendritic cells as discussed below. In April 2020, we began exploring a third less well-validated mechanism of action, which led us to test the combination of evorpacept with azacitidine in myelodysplastic syndromes (MDS) patients, but our data failed to validate this third mechanism as discussed below.

The distinct mechanism of actions and examples of the combinations of priority are:

(1)
Anti-cancer antibodies (the “don’t eat me” signal): Combining with anti-cancer targeted antibodies with an active Fc domain, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells.
The positive interim data in our randomized ASPEN-06 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) versus standard of care plus HERCEPTIN in second line or later HER2-positive gastric/gastroesophageal junction (GEJ) cancer.
o
Demonstrated evorpacept + trastuzumab + ramucirumab + paclitaxel improved response activity (52% overall response rate (ORR), median duration of response (mDOR) not reached) compared to that of the trastuzumab + ramucirumab + paclitaxel backbone (22% ORR, mDOR 7.4 m).
o
Clinical activity of evorpacept + trastuzumab + ramucirumab + paclitaxel compares favorably to the RAINBOW historical data where ramucirumab + paclitaxel demonstrated a 28% confirmed ORR and 4.4 month mDOR, as well as to DESTINY-Gastric01 where ENHERTU® (fam-trastuzumab deruxtecan-nxki) reported a 41% confirmed ORR and mDOR of 11.3 months.
o
Initial magnitude of improvement in ORR over available therapy and over the concurrent control arm with this well-tolerated combination suggests that evorpacept in combination with trastuzumab, ramucirumab, and paclitaxel could benefit patients with HER2-overexpressing advanced gastric/GEJ cancer.

Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL) provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

This mechanism of action may also apply to antibody-drug conjugates (ADCs), which are being investigated in two separate Phase 1 trials: one in combination with PADCEV® (enfortumab vedotin-ejfv) in patients with urothelial cancer (ASPEN-07), and the other in combination with fam-trastuzumab deruxtecan-nxki in patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

(2)
PD-1/PD-L1 immune checkpoint inhibitors (the “don’t activate T-cells” signal): Combining with PD-1/PD-L1 checkpoint inhibitor, where evorpacept activates dendritic cells that are constitutively inhibited by the CD47/ SIRP alpha pathway.
Activated dendritic cells present neoantigens to T-cells that, once activated, will kill cancer cells when the PD-1/PD-L1 inhibitory interaction is blocked by T-cell checkpoint inhibitors. The combination with a PD-1/PD-L1 checkpoint inhibitor allows maximum activity of these newly activated T-cells. This mechanism of action includes our clinical trials, ASPEN-03 and ASPEN-04, two randomized Phase 2 studies in combination with KEYTRUDA® (pembrolizumab), without or with chemotherapy, respectively, comparing to the same treatments without evorpacept, in first line head and neck squamous cell carcinoma (HNSCC). Validation of this mechanism is supported by our Phase 1 data (N=23) in the same indications and combinations where we saw an improvement in overall survival (OS) at 12 months with respect to historical data.
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
o
Our initial collaborator for the Zanidatamab Trial was Zymeworks Inc. (Zymeworks), however in a series of transactions commencing in October 2022, Jazz assumed responsibility from Zymeworks for the development and commercialization of zanidatamab in the United States, Europe, Japan and certain other territories, including responsibility for the Zanidatamab Trial.
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

Our team of industry veterans plans to continue to advance a broad development plan for evorpacept that balances speed to market, scale of unmet need and existing clinical evidence for evorpacept’s combination mechanisms. Members of our management team have brought multiple drugs to the FDA approval. Our Chief Executive Officer, Jason Lettmann, brings a broad suite of expertise as an institutional healthcare investor, most recently at Lightstone Ventures, and has been involved with ALX Oncology for nearly a decade since its founding, having co-led the Company’s first institutional financing and serving as a member of the Company’s Board of Directors. He also previously served as Chief Executive Officer of Promedior, Inc. During his tenure, Promedior was acquired by Roche in 2020 for up to $1.39 billion. Our President, Chief Scientific Officer and founder, Jaume Pons, Ph.D., was Chief Science Officer of Rinat (a subsidiary of Pfizer), invented fremanezumab (FDA approved in 2018), tanezumab (Biologics License Application, or BLA, filed in 2020) and additional antibodies in late-stage development at Pfizer and advanced nine more drugs into human trials. Our Chief Medical Officer, Sophia Randolph, M.D., Ph.D., was the global clinical franchise lead for IBRANCE® at Pfizer, where she oversaw the program from first-in-human trials to initial global regulatory approval. Our Executive Chairman and founder, Corey Goodman, Ph.D., an elected member of the National Academy of Sciences, has co-founded seven biopharmaceutical companies, including Exelixis and Labrys (acquired by Teva Pharmaceuticals in 2014), and led Pfizer’s Biotherapeutics and Bioinnovation Center. Our Chief Financial Officer, Peter Garcia, has over 25 years of experience guiding public and private life science companies and has raised over $2.0 billion in debt and equity offerings. We have funded our operations to date primarily through the issuance and sale of our convertible preferred stock, the issuance and sale of our common stock through an initial public offering in July 2020 and a follow-on public offering in December 2020, a term loan facility in October 2022, and a follow-on public offering in October 2023.

Our Strategy

Our goal is to transform treatment options for patients with cancer by developing evorpacept as a foundational checkpoint immunotherapy.

Key elements of our strategy to support this goal include:

▪
Expanding the therapeutic potential of CD47 blockade by combining with anti-cancer antibodies and ADCs. We believe evorpacept can overcome the limitations of other CD47 blocking approaches.
▪
Expanding the therapeutic potential of CD47 blockade by combining with PD-1/PD-L1 immune checkpoint inhibitors. Based on encouraging early Phase 1 clinical data in our ASPEN-01 study in subjects with advanced HNSCC treated with evorpacept in combination with a PD-1 checkpoint inhibitor with and without chemotherapy, we are conducting two randomized Phase 2 trials (ASPEN-03 and ASPEN-04) of evorpacept for the treatment of first-line advanced HNSCC.
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

We also have a preclinical program focused on developing ALTA-002, a SIRPα TRAAC that may offer additional ways to engage the innate and adaptive immune response to cancer. An IND for ALTA-002 is planned for the first quarter of 2024.

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

Existing anti-cancer therapeutics can increase “eat me” signals on cancer cells. Therapeutic antibodies that target tumor-specific antigens, such as the HER2 receptor, also induce cellular phagocytosis. These antibodies direct macrophages to cancer cells by binding to the tumor-specific antigen and activating the macrophage by engaging the Fcγ receptors to induce phagocytosis. However, if CD47 is not blocked, the “don’t eat me” signal can limit the activity of this mechanism. CD47 blocking therapies can therefore maximize a combination agent’s clinical efficacy by overcoming the “don’t eat me” signal that is co-opted by cancer cells.

Our lead product candidate, evorpacept, targets CD47 to maximize phagocytosis of cancer cells and activation of the adaptive immune system.

Cancer cells can also modulate their environment to suppress detection by immune cells. Overexpression of CD47 helps cancer cells avoid innate immune system detection by dendritic cells and subsequent antigen presentation to T cells, thereby limiting anti-tumor immune response. PD-1/PD-L1 targeting immunotherapies are designed to reduce the suppression of T cells but do not address the initial evasion of the innate immune system by cancer cells. By removing the suppression of dendritic cells, CD47 blocking therapies in combination with PD-1/PD-L1 targeted therapies can complement their T cell stimulatory activities.

Evorpacept, also activates dendritic cells and enhances the cross-priming of T cells.

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

Advantages of ALX’s Approach to Blocking CD47

We founded ALX Oncology because we believed the limitations described above would prevent CD47 blockade from reaching its full potential as a therapy for patients with cancer. From our inception, we designed evorpacept to overcome these limitations and to maximize the utility of CD47 blockade as an effective anti-cancer therapeutic for a broad range of tumors. Specifically, we believe evorpacept may provide the following significant advantages:

▪
Broader therapeutic window: We believe evorpacept’s broader therapeutic window will allow for greater drug exposure than other CD47 blocking agents potentially translating into improved efficacy across a range of cancers compared to other CD47 blocking agents. Furthermore, flexibility in dosing has allowed for several administration schedules (weekly, bi-weekly, every three weeks, monthly) that are more amenable to combination therapy dosing schedules.
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
▪
Encouraging responses in solid tumors: Evorpacept has demonstrated encouraging first-in-human (FIH) Phase 1b and Phase 2 clinical data in the treatment of solid tumors. While other CD47 blocking agents have failed to demonstrate meaningful clinical activity in solid tumors, evorpacept’s differentiated properties may underlie its encouraging results. Based on the data generated with evorpacept in combination with anti-cancer antibodies and checkpoint inhibitors with and without chemotherapy, our strategy is to pursue evorpacept as a potentially important component for future combination treatment of solid tumors.
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

Evorpacept

Our lead product candidate, evorpacept, is a CD47 blocking biologic in development as a combination therapy with other anti-cancer agents for treatment of various oncology indications, including HNSCC, gastric/GEJ, breast cancer, urothelial cancer, multiple myeloma, and NHL. We engineered evorpacept to maximize CD47 blockade and to avoid hematologic toxicities. We believe evorpacept enhances the efficacy of both anti-cancer targeted antibodies, numerous small molecule drugs and T cell checkpoint inhibitors and exhibits no dose-dependent cytopenias. Evorpacept has demonstrated encouraging clinical responses in combination with multiple anti-cancer regimens for both hematologic and solid malignancies.

Other companies have pursued CD47 blocking approaches that prioritize single-agent activity, albeit with limited success in efficacy and significant toxicity. Rather than designing a molecule for monotherapy activity that has been associated with cytopenias, we designed evorpacept for use in combination with anti-cancer agents. Our product candidate exclusively blocks the “don’t eat me” pathway. A combination anti-cancer agent provides a specific pro-phagocytic signal on cancer cells. This approach may both increase the specificity to cancer cells and avoid dose-dependent destruction of healthy blood cells.

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

The resulting fusion protein has approximately one-half the molecular weight of a typical antibody. Evorpacept’s lower molecular weight enables it to deliver the molar equivalent of an antibody at one half the dose. For example, a 10mg/kg of evorpacept is equivalent to 20 mg/kg of a regular antibody. Evorpacept’s lower molecular weight may also facilitate increased solid tumor penetration and provide greater potency within the tumor microenvironment. Furthermore, evorpacept can be efficiently and consistently produced at high yield at commercial scale utilizing standard monoclonal antibody manufacturing techniques. We believe evorpacept’s differentiated properties potentially overcome the limitations of other CD47 blocking agents and may have utility as a combination agent in oncology.

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

Clinical Data

Favorable tolerability profile

Clinical trials to date continue to support evorpacept’s differentiated approach to CD47 blockade. Evorpacept has been administered in over 500 subjects with advanced solid or hematologic malignancies, including in combination with a range of standard of care anti-cancer regimens. Based on ALX’s routine and ongoing reviews of safety data, evorpacept has been consistently well-tolerated, with low occurrences of cytopenias and other toxicities.

We have not yet reached a maximum tolerated dose in any trial of evorpacept. Because the half-life of evorpacept is longer with higher dose levels, such dosing may allow up to every four weeks, or Q4W, administration schedule. Furthermore, evorpacept’s tolerability profile could potentially result in a broad therapeutic window. We believe its tolerability profile to date supports initiation of trials in combination with highly effective, but more toxic, standard of care agents, such as chemotherapies that can cause cytopenias. Many other CD47 blocking agents are unable to combine with these anti-cancer agents due to overlapping toxicity profiles. We believe evorpacept may be uniquely positioned in its ability to combine with standard of care agents including those with associated cytopenias.

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

Evorpacept in Solid Tumors

We have generated clinical data with evorpacept in combination with multiple anti-cancer agents in solid tumors. We believe the smaller molecular weight of evorpacept as compared to a typical antibody may facilitate greater penetration into solid tumors. In addition, we believe the favorable tolerability profile of evorpacept will allow for higher administered doses in a range of combination strategies with leading therapies for solid tumors. Solid tumors represent the largest markets within oncology and many of these oncology indications are poorly served by current therapies, both in front-line as well as in the relapsed and refractory settings. We have demonstrated proof of activity with evorpacept in combination treatment in two solid tumor settings in the FIH Phase 1 clinical trial: HNSCC and HER2-positive gastric/GEJ cancer. We believe these indications offer registration pathways in combination with existing approved therapies and have advanced evorpacept into randomized Phase 2 trials (ASPEN-03 and ASPEN-04) in HNSCC in 2021, and initiated a randomized Phase 2 trial (ASPEN-06) in HER2-positive gastric/GEJ cancer in 2022.

Evorpacept can be combined with PD-1/programmed death-ligand 1, or PD-1/PD-L1, agents in a broad range of solid tumors. As part of our development strategy, we are exploring the use of evorpacept in combination with a PD-1 inhibitor with and without chemotherapy in HNSCC. PD-1/PD-L1 inhibitors are currently approved by the FDA for over 20 indications and had over $30 billion in 2021 sales. Other CD47 blocking approaches may be limited in their ability to combine with PD-1/PD-L1 inhibitors due to cumulative or overlapping toxicities.

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

In HNSCC, our initial FIH Phase 1b expansion trial combined evorpacept with pembrolizumab, an anti-PD-1 agent, which is a standard of care for subjects with HNSCC. Final results from the cohort of evorpacept combined with pembrolizumab were reported at the 2020 American Society of Clinical Oncology, Virtual Scientific Program, or ASCO 2020, and provided the first demonstration of evorpacept’s ability to enhance checkpoint inhibitor antibody activity in solid tumors and is the basis for the FDA granting Fast Track designation for evorpacept in combination with pembrolizumab, platinum, and fluorouracil for the first-line treatment of adult patients with metastatic or unresectable, recurrent HNSCC (February 2020). Data from this trial supported our second trial in HNSCC that adds chemotherapy (5-fluoropyrimidine plus cisplatin) to the combination of pembrolizumab and evorpacept and preliminary data for this cohort was presented at the Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting, or SITC 2020. We also entered into a clinical trial collaboration with Merck to study the combination of evorpacept and pembrolizumab with and without chemotherapy in a randomized Phase 2 trial.

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

Overall, we believe our development plan focused on two distinct mechanisms of action for evorpacept in solid tumors has significant potential and represents a strong complement to our programs in hematologic malignancies. With encouraging data in multiple drug combinations initially evaluated in the clinic, we plan to advance trials to assess efficacy in the solid tumor indications in combination with anti-cancer antibodies and ADCs, and in combination with PD-1/PD-L1 checkpoint inhibitors.

Evorpacept in HNSCC (combining with a PD-1/PD-L1 immune checkpoint inhibitor)

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

Despite the approval of pembrolizumab, we believe that there is significant unmet need remaining for patients with HNSCC. The addition of evorpacept to pembrolizumab, or pembrolizumab plus chemotherapy, may have the potential to improve response rates and provide additional clinical benefit to patients with metastatic HNSCC. We have evaluated evorpacept in subjects with metastatic HNSCC and continue to develop evorpacept in this setting.

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

Clinical development plan

Our HNSCC development plan is to build on the initial results of evorpacept in checkpoint inhibitor naïve patients in combination with pembrolizumab. Given the results of KEYNOTE-048, we expect pembrolizumab, or pembrolizumab plus chemotherapy, to continue to be widely used in the first-line treatment of metastatic HNSCC. Therefore, our future plans will be focused on establishing additional efficacy, in the context of acceptable safety and tolerability, over pembrolizumab alone, and pembrolizumab plus chemotherapy, in the front-line metastatic HNSCC setting at investigational sites in the USA, Canada, UK, Europe, and Asia Pacific region. In September 2020, we announced a clinical trial collaboration with Merck to evaluate evorpacept in combination with pembrolizumab with and without chemotherapy in two randomized international Phase 2 trials in subjects with HNSCC who have not received prior therapy for advanced disease. The first trial (ASPEN-03), with the first patient enrolled in May 2021, is evaluating the efficacy of evorpacept in combination with pembrolizumab for the first-line treatment of patients with PD-L1 expressing metastatic or unresectable, recurrent HNSCC. The second trial (ASPEN-04), with the first patient enrolled in July 2021, is evaluating evorpacept in combination with pembrolizumab and standard chemotherapy for the first-line treatment of patients with metastatic or unresectable, recurrent HNSCC. We expect to announce top line results of ASPEN-03 and ASPEN-04 in the fourth quarter of 2024 or first quarter of 2025.

Evorpacept in HER2-Positive Gastric/GEJ (combining with an anti-cancer antibody)

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

First-line standard of care treatment includes trastuzumab combined with the chemotherapy agents platinum and fluoropyrimidine with or without a checkpoint inhibitor. Trastuzumab, marketed as HERCEPTIN®, is an anti-HER2 antibody that has multiple FDA approvals in patients with HER2-positive cancers. A standard of care 2nd line regimen in the U.S. is ramucirumab, marketed as Cyramza®, a vascular endothelial growth factor 2 receptor monoclonal antibody, in combination with paclitaxel, a widely used chemotherapy, regardless of HER2 expression. In a Phase 3 trial leading to FDA approval, ramucirumab plus paclitaxel achieved a 28% ORR with a 9.6 month mOS in subjects with previously treated gastric/GEJ cancer. Fam-trastuzumab deruxtecan-nxki, marketed as ENHERTU®, is a HER2-directed antibody and topoisomerase inhibitor conjugate that is also FDA approved for patients with HER2-overexpressing gastric/GEJ cancer who have received a prior trastuzumab-based regimen.

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

In March 2022 we announced initiation of ASPEN-06, a Phase 2/3 study evaluating the combination of evorpacept and trastuzumab, added to ramucirumab and paclitaxel for the treatment of patients with HER2-positive gastric/GEJ cancer. ASPEN-06 is a randomized phase 2 (open-label) / phase 3 (double-blind), international, multi-center study to evaluate the efficacy of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients whose tumors have progressed following treatment with HER2-targeted therapy and chemotherapy. The Phase 2 portion of the trial has 122 patients randomized 1:1 with 61 patients receiving evorpacept 30 mg/kg 2QW in combination with trastuzumab, in addition to ramucirumab and paclitaxel compared to the control arm of 61 patients who received the combination of trastuzumab, ramucirumab and paclitaxel.

Outcomes

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

The primary objective of the Phase 2 portion of the ASPEN-06 trial is to evaluate ORR of the evorpacept combination compared to the control arm. Results of a prespecified interim Phase 2 from our ongoing ASPEN-06 trial were presented in October 2023. This prespecified interim analysis reported results from 54 randomized patients with second and third line gastric/GEJ cancer, including patients previously treated with fam-trastuzumab deruxtecan-nxki and checkpoint inhibitors. A confirmed ORR of 52% was demonstrated for evorpacept in combination with trastuzumab + ramucirumab + paclitaxel compared to 22% for the control group of trastuzumab + ramucirumab + paclitaxel. mDOR was not reached for the evorpacept combination treatment arm compared to 7.4 months for the control group. The safety profile of evorpacept was consistent with previous clinical trials and was well-tolerated. The initial magnitude of improvement in ORR over available therapy and over the concurrent control arm with this well-tolerated combination suggests that evorpacept in combination with trastuzumab, ramucirumab, and paclitaxel could benefit patients with HER2-overexpressing advanced gastric/GEJ cancer.

Clinical development plans

We expect to announce top line results of ASPEN-06 in June or July of 2024. This study is conducted at investigational sites in the USA, UK, Europe, and Asia Pacific region. Preliminary data from this trial has confirmed that evorpacept improves the response rate to anti-HER2-based therapy in patients with HER2-positive gastric/GEJ cancer. Based upon the final results of the Phase 2 portion of ASPEN-06, we will evaluate strategic options in moving towards a registrational Phase 3 trial.

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

Under the terms of the agreement, Zymeworks sponsors and manages an open label, multi-center Phase 1b trial to assess the safety and efficacy of the combination of zanidatamab and evorpacept in a two-part trial. The first part of the trial will evaluate the safety of the combination treatment. The second part of the trial will evaluate the safety, tolerability and anti-tumor activity of the combination in separate cohorts of subjects with HER2-overexpressing breast cancer, HER2-low breast cancer and non-breast HER2-expressing solid tumors. The first patient in this trial was enrolled in October 2021. In October 2022, Zymeworks entered into a license agreement with Jazz and in December 2022 Jazz exercised its option to continue with an exclusive license to develop and commercialize zanidatamab in the United States, Europe, Japan and other certain territories.

In August 2022, we announced a collaboration with the Quantum Leap Healthcare Collaborative who will sponsor and manage a Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

Clinical Development of evorpacept in Hematologic Malignancies

The potential therapeutic role of CD47 blockade to date has also been demonstrated in hematologic malignancies. This includes both our trials of evorpacept as well as trials by other CD47 blockade programs. Based on our initial trials in the relapsed/refractory NHL clinical setting, preclinical studies and evidence for the clinical utility of the CD47 blockade from other programs. The combination of evorpacept with rituximab in NHL, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells provides additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies in hematologic malignancies. We currently have a collaboration with Sanofi who is sponsoring and managing a Phase 1/2 trial of isatuximab and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma. In addition, an investigator sponsored trial (IST) of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive NHL.

We initiated a Phase 1 clinical trial (ASPEN-02) of evorpacept in patients with MDS in 2020 and in 2021 initiated a Phase 1 trial (ASPEN-05) in patients with AML as part of a less well-validated mechanism of action, which led us to test the combination of evorpacept with azacitidine, which is described to upregulate calreticulin and potentially promote macrophage dependent phagocytosis that is inhibited by CD47. This mechanistic hypothesis was tested and ultimately not supported in our clinical trial, ASPEN-02. Based upon trial results, we are no longer planning to pursue combinations based upon this mechanism of action.

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

Aggressive includes relapsed/refractory Diffuse Large B Cell and Mantle Cell Lymphomas. Indolent includes Follicular and Marginal Zone.

Lymphomas; N: Response evaluable patients; ORR: Objective response rate (complete + partial response rates). Data cutoff: October 1, 2020.

Data cutoff October 1, 2020; Response evaluable patients; Responses include metabolic response per Lugano Response Criteria.

^ more than 80% increase from baseline.

* patient with rapid fatal progressive disease not represented in plot

We view evorpacept’s initial activity in heavily pre-treated subjects with NHL as compelling evidence for the role of evorpacept in combining with anti-cancer antibodies to treat hematologic malignancies and as a favorable comparison to outcomes reported by other CD47 blocking agents in similar subjects. We believe the initial data in our 10 and 15 mg/kg QW cohorts, which showed a statistically significant exposure-dependent response, demonstrates evorpacept’s activity and supports higher dose administration.

Based on the activities seen at the 10 and 15 mg/kg QW doses coupled with a favorable tolerability profile, we proceeded to test higher doses, up to 60 mg/kg Q4W. We believe this dosing schedule may be unique among CD47 blockade programs and can potentially provide a more convenient regimen in combination with monthly azacitidine for patients. This data set also supported our decision to advance evorpacept into solid tumor indications at higher doses of 45 mg/kg once every three weeks, or Q3W, in combination with standard agents also administered Q3W.

In 2021, an IST of evorpacept was initiated in combination with rituximab and lenalidomide for the treatment of patients with indolent and aggressive NHL, sponsored by MD Anderson Cancer Center in Texas.

Research Programs

We also have a preclinical program focused on developing ALTA-002, a SIRPα TRAAC, that may offer additional ways to engage the innate and adaptive immune response to cancer. SIRPα TRAAC is complementary to our CD47 blocker approach. SIRPα is expressed on myeloid cells and dendritic cells which have toll-like receptor 9, or TLR9, an intracellular receptor present in a wide variety of immune cells, including B-cells, myeloid cells and dendritic cells. TRAAC, or TLR9 agonist antibody conjugate, is designed specifically for compatibility with antibody conjugation, superior pharmacokinetics, receptor-mediated uptake, and TLR9 stimulation with the potential for intravenous administration. SIRPα TRAAC is an agonistic molecule targeting myeloid cells and directly activates them, resulting in cytokine release, antigen presentation, and initiation of a coordinated innate and adaptive immune response against cancer. An IND for ALTA-002 is planned for the first quarter of 2024.

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

As of February 1, 2024, we own nine issued U.S. patents, 60 foreign issued patents, 17 pending U.S. nonprovisional patent applications and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore, Taiwan and Russia. Of these patents and patent applications, the following relate to evorpacept: five issued U.S. patents, 10 pending U.S. nonprovisional patent applications, one pending PCT application, and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore and Russia. The following relate to antibody shielding technology and exatecan derivatives: one issued (allowed) U.S. patent, two pending U.S. nonprovisional patent applications, 29 pending foreign patent applications, and one pending PCT application.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. Our nine U.S. issued patents and, if issued as U.S. patents, our 17 U.S. nonprovisional patent applications are expected to expire between August 2036 and November 2043 excluding any additional term for patent term adjustments or patent term extensions, with an expiration of between August 2036 and May 2043 with respect to our patent and patent applications related to evorpacept, excluding any additional term for patent term extensions.

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

The patent portfolio we have exclusively licensed from Stanford contains patent families relating to high-affinity SIRPα variant polypeptides, which includes two issued patents in the U.S. and one each in Australia, Canada, China, Europe, Hong Kong and four in Japan. The European patent has been validated as national patents in 37 different European countries. The patent family includes one pending patent application in each of U.S., Europe, and China and two pending patent applications in Hong Kong. These patents and patent applications are subject to retained rights by Stanford to allow academic and nonprofit research institutions to practice the licensed technology and patents for noncommercial purposes. In addition, these patents are subject to certain pre-existing rights that Stanford has granted to two third parties. These patents are expected to expire in 2033 excluding any extension of patent term that may be available.

We are aware of a European patent (EP 2 429 574) owned by UHN and The Hospital for Sick Children that relates to the treatment of hematologic cancers with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. This patent, which was originally granted on May 6, 2015, was revoked by the Opposition Division of the European Patent Office (Opposition Division) on November 6, 2017. The revocation was appealed by UHN and The Hospital for Sick Children, and on October 18, 2022, the Board of Appeal of the European Patent Office (Board of Appeal) ruled in favor of UHN with respect to the matter on appeal, but remanded the case back to the Opposition Division for consideration of a further ground of invalidity (sufficiency of disclosure). On December 8, 2023, the Opposition Board held that the disclosure in EP 2 429 574 was sufficient and upheld the patent in amended form. On February 15, 2024, the Board of Appeal announced that it had received a notice of appeal with respect to the Opposition Board’s ruling regarding sufficiency of disclosure. A date for the appeal hearing has not yet been announced. Additionally, on December 27, 2023, a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), was granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. On February 27, 2024, the Opposition Division announced that it had received a notice of opposition with respect to EP 2 995 315. A date for the opposition hearing has not yet been announced. The patent claims of both EP 2 429 574 and EP 2 995 315, if not revoked or otherwise limited by the European Patent Office, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. The U.S. counterpart to EP 2 429 574 was granted in 2021 as US patent 10,907,209. However, we believe that we do not infringe claims listed in this U.S. patent.

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

In consideration for the rights granted to us under the Stanford Agreement, we paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of our common stock. In addition, we are obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee, which are nominal and will be creditable against any royalties payable to Stanford in the applicable year. We are required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. We recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There have been no milestones met during the year ended December 31, 2023. We also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by us, our affiliates and our sublicensees of licensed products at rates ranging within low single-digit percentages, subject to certain reductions and offsets. Our license, on a licensed product-by-licensed product and country-by-country basis, shall become royalty-free and fully paid-up upon the later of the date on which the last valid claim included in the exclusively or non-exclusively licensed patents expires and ten years after the first commercial sale of the licensed product in such country.

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

Our existing supply of evorpacept is sufficient to complete our clinical trials through the second quarter of 2025. We plan to manufacture additional supplies with our existing CMOs to produce evorpacept drug product sufficient to complete the ongoing and planned clinical trials described in this document. We first entered into an engagement with KBI Biopharma, Inc. in 2015 for analytical method development, formulation development, bulk drug manufacturing, release and stability testing. We first entered into a drug product manufacturing agreement with Lyophilization Services of New England, Inc. (now PCI Pharma Services) in 2016 for all evorpacept drug product used in clinical trials. We subsequently entered into a drug product manufacturing agreement with Patheon UK Limited in 2022 for additional drug product production of evorpacept drug product used in clinical trials.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of CD47 pathway, and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmuneOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing or have begun development of drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Additionally, products studied for their safety and effectiveness in treating patients with serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In a 2021 court case, the court expanded the scope of orphan drug exclusivity by finding that orphan drug exclusivity applies to all uses or indications within an entire disease or condition. This position was in contrast to the FDA’s longstanding view which ties the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, and thus permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. Following the case, the FDA has indicated that while the agency complies with the court’s order it intends to continue taking a more limited view of orphan designation. As a result, it is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (excluding Croatia), Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of Marketing Authorizations:

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, Medicaid statutory rebates are no longer capped at 100% of the average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future regulations, healthcare measures and agency rules by the government on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

Employees and Human Capital Resources

As of December 31, 2023, we had 72 employees, 27 of whom hold Ph.D. or M.D. degrees and 59 of whom were engaged in research and development activities. None of our employees are represented by a labor union and we believe we maintain good relations with our employees. We rely on skilled, innovative, and passionate employees to conduct our research, development and business activities. Our employees are united by our goal of developing therapies that help patients fight cancer. Developing a diverse, equitable and inclusive culture is essential to our success and we are committed to building a workplace where all individuals feel welcomed and valued.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $160.8 million, $123.5 million and $83.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $486.3 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, evorpacept and advance our other programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have incurred and expect to continue to incur additional costs associated with operating as a public company and compliance with legal, accounting and other regulatory requirements. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts. Further, any decline in our stock price or perceived potential decline in our stock price that may be associated with stock market volatility generally, may negatively impact our ability to raise capital.

As of December 31, 2023, we had cash, cash equivalents and investments of $218.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, and ability to draw down an additional $40 million of our term loan at our discretion, will be sufficient to fund our operations into early 2026. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We expect to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022 and most recently amended in December 2023, we do not have any committed external source of funds. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million and we have access to draw an additional $40.0 million through June 2024 under certain conditions. A further $50.0 million may become available to us, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

The term loans under the Loan Agreement mature on October 1, 2027. The Company will begin to make principal payments in equal monthly installments beginning on December 1, 2025, and if either of the milestone related tranche term loans are funded, then the Company will begin to make principal payments in equal monthly installments beginning on December 1, 2026. The term loans accrue interest at a floating rate as described elsewhere in this report, and interest is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full or in part in increments of $10.0 million, with various prepayment premiums. Upon the earlier of prepayment or maturity of any term loan, we are required to pay a fee of 6.0% of the original principal amount of such funded term loan, and a contingency fee may apply in connection with a prepayment of such term loan under certain circumstances. We are also obligated to pay other customary fees for a loan facility of this type and size.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as head and neck squamous cell carcinoma, or HNSCC, gastric/gastroesophageal junction, or GEJ, carcinoma, urothelial cancer, breast cancer, or multiple myeloma. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

We have experienced and, if we continue to experience delays or difficulties in the enrollment of subjects in clinical trials and/or retention of subjects in clinical trials in the future, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

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
▪
an inability to appropriately enroll an ethnically and racially diverse patient population representative of the target patient population;
▪
non-compliance with regulatory requirements; and
▪
subjects experiencing severe or unexpected adverse effects related to our product candidates.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials such as our October 2023 announcement of interim Phase 2 ASPEN-06 clinical trial results of evorpacept for the treatment of advanced HER2-Positive gastric cancer. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Further, interim, topline and preliminary data include certain assumptions, estimations, calculations and conclusions as part of our analyses of data available at that time, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. Some may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 pathway and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmuneOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing or have begun development of drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are already a variety of available drug therapies marketed for cancer and some of the currently approved drug therapies are branded and subject to patent protection and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if evorpacept and/or any of our other future product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

We have the ability to independently conduct our preclinical research activities but we rely on a third-party service provider to conduct all of our preclinical research activities for evorpacept. Effective as of July 1, 2020, we transferred our preclinical research capabilities at such time and nine of our employees, including a former Chief Scientific Officer, to Tallac Therapeutics, and entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics. Under the terms of the Tallac Services Agreement, Tallac Therapeutics will provide preclinical research services to us for the cost of these services plus a mark-up equal to 10.0% of such costs.

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

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented. We have previously encountered challenges in the production of a drug substance batch, and as a result incurred additional costs to address and rectify the manufacturing process. Also, as product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing, suppliers and formulation, are altered in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the modified manufacturing, materials or process. This could delay completion of clinical trials, require the conduct of additional clinical trials, such as bridging studies to demonstrate the product is substantially equivalent to product used during earlier clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

If any of our product candidates is approved but does not achieve an adequate level of acceptance by patients, physicians and/or third-party payors, we may not generate sufficient revenue to become or remain profitable and our business may be harmed.

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

There is no guarantee that the product candidates we develop, even if approved, would be approved for the currently proposed indications. We may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk. Regulators, like the FDA, may require us to narrow our indications to smaller patient subsets, and the number of patients in such subsets may turn out to be lower than expected. If this were to occur, it could have a material adverse effect on our business.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve and maintain acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Coverage under certain government programs, such as Medicare, Medicaid and TRICARE, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation, ODD, to evorpacept for treatment for gastric/GEJ cancer. We may seek ODD for certain additional indications for our product candidates in the future. ODD neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product. In response to recent litigation, the FDA clarified in a January 2023 notice that the FDA will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2032, with the exception of temporary suspension under COVID-19 relief legislation.

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Disruptions at the FDA, SEC or other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the U.S. government has shut down in the past, forcing regulatory authorities such as the FDA and SEC to furlough employees, and in response to the COVID-19 pandemic, the FDA has postponed certain inspections. If global health concerns or other causes continue to prevent the FDA or other regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities in a timely manner, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as U.S. and certain foreign export controls, trade sanctions and import laws and regulations, all of which can subject us to criminal liability and other serious consequences for violations.

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third-party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including officials of non-U.S. governments.

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

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal after four years and may be modified or revoked in the interim. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. Any existing data transfer arrangement that relies on the previous version of the Standard Contractual Clauses needs to be updated by March 21, 2024, which could increase our costs.

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

In addition, changes in law may introduce uncertainty in the enforceability or scope of patents we own. If our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is no prior art that may ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Beginning June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court, or UPC. Also, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any court proceedings to enforce our intellectual property rights, and the damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the Opposition Division of the European Patent Office (Opposition Division) on November 6, 2017. The revocation was appealed by UHN and The Hospital for Sick Children, and on October 18, 2022, the Board of Appeal of the European Patent Office (Board of Appeal) ruled in favor of UHN with respect to the matter on appeal, but remanded the case back to the Opposition Division for consideration of a further ground of invalidity (sufficiency of disclosure). On December 8, 2023, the Opposition Board held that the disclosure in EP 2 429 574 was sufficient and upheld the patent in amended form. On February 15, 2024, the Board of Appeal announced that it had received a notice of appeal with respect to the Opposition Board’s ruling regarding sufficiency of disclosure. A date for the appeal hearing has not yet been announced. Additionally, on December 27, 2023, a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), was granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. On February 27, 2024, the Opposition Division announced that it had received a notice of opposition with respect to EP 2 995 315. A date for the opposition hearing has not yet been announced. The patent claims of both EP 2 429 574 and EP 2 995 315, if not revoked or otherwise limited by the European Patent Office, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. With respect to U.S. patent 10,907,209, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

Any litigation resulting from claims of infringement or failure to license patents and proprietary rights of others would expose us to the risk described above under “We may become involved in lawsuits to protect or enforce our patents and trade secrets, which could be expensive, time-consuming and unsuccessful.” Any of the aforementioned threats to our competitive advantage could have a material adverse effect on our business.

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

Our current agreements do, and our future agreements may, impose various economic, development, diligence, commercialization and other obligations on us. Such agreements may also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products. It might be concluded that we have materially breached our obligations under such agreements and licensors or collaborators might therefore terminate or seek damages under the agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these agreements. Termination of these agreements could cause us to lose the rights to certain patents or other intellectual property, or the underlying patents could fail to provide the intended exclusivity, and competitors or other third parties may have the freedom to seek regulatory approval of, and to market, products similar to or identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects.

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

As of December 31, 2023, we had 72 employees, including 59 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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
▪
our failure to obtain and maintain regulatory approvals for the use of our products in various countries;
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
▪
political and economic instability, such as the geopolitical unrest and regional economic disruptions caused by Russia’s war with Ukraine, and war and instability in Israel and the surrounding region, and including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions;
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

We face significant competition in seeking appropriate collaborators and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We may acquire businesses or assets or create joint ventures with third parties that we believe may complement our existing product candidates. For example, in October 2021, we acquired ScalmiBio, Inc., or ScalmiBio. We are developing new anti-cancer drug candidates based on ScalmiBio’s platform, and the acquisition of ScalmiBio enhanced our internal research and development capabilities. In order to realize the continuing benefits of the ScalmiBio acquisition, we will need to continue to make a substantial investment of time and resources to support research and development efforts. Additionally, we may not be able to realize the benefit of acquiring businesses or assets or joint ventures if we are not able to successfully integrate them with our existing operations and company culture. We may encounter difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, which may delay or prevent us from realizing their expected benefits.

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had net operating loss carryforwards of approximately $93.5 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss will begin to expire beginning in 2038.

As of December 31, 2023, we had Irish net operating loss carryforwards of approximately $4.9 million. These Irish net operating loss carryforwards do not expire but may not be fully utilized unless we generate sufficient income in Ireland. We may also be limited in the amount of loss carryforwards that we can use in the future to offset taxable income for Irish corporation tax purposes if we experience ownership changes in the future as a result of subsequent movements in our share ownership, some of which are outside of our control, or if we experience a major change in the nature or conduct of our trade or our trade becomes small or negligible. Furthermore, in the event we incur net income in certain jurisdictions but incur losses (or have loss carryforwards) in other jurisdictions, we cannot offset the income from one jurisdiction with the loss from another, which could increase our effective tax rate.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five or fifteen years. The United States has also enacted the Inflation Reduction Act of 2022, which introduced, among other provisions, a 15% minimum tax on book income and a 1% excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. The Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been adopted by the Council of European Union for implementation into the domestic laws of European Union member countries. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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
▪
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises, such as the COVID-19 pandemic, including the impact of recent bank failures, the ongoing geopolitical unrest related to Russia’s war with Ukraine, and war and instability in Israel and the surrounding region;
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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

While we were a large-accelerated filer for fiscal year 2022, we are a “non-accelerated filer” for fiscal year 2023 and we anticipate we will continue to be one throughout 2024. This status could make our common stock less attractive to investors.

Each year, we re-evaluate our SEC filing status. Accordingly, due to our public float as of June 30, 2022, we became a non-accelerated filer for fiscal year 2023, and due to our public float as of June 30, 2023, we anticipate we will be a non-accelerated filer throughout fiscal year 2024. This will be re-evaluated each June 30. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If, after our June 30 re-evaluation, we are no longer a non-accelerated filer, we would be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and adhere to earlier filing dates based on our determined status beginning with our Form 10-K for the fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on this exemption. If some investors find our common stock less attractive as a result of our non-accelerated filer status, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

Our affiliated principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33.7% of our outstanding voting stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

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

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, both of which have since been remediated. We did not identify any material weakness for the fiscal years ended December 31, 2023 and 2022.

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

Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ and other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. We may be more susceptible to security breaches and other security incidents while a large percentage of our employees continue to work from home for some portion of time because we and our service providers have less capability to monitor and enforce our information security and data protection policies for those employees. Also, ongoing geopolitical unrest and related events such as Russia’s war with Ukraine may subject us and our CROs and other third-party service providers to heightened risks of cybersecurity incidents and security and privacy breaches, including attacks that could materially disrupt our drug discovery and development programs or other aspects of our operations.

A system failure or security breach or incident that leads to the loss, corruption or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost, corrupted, or unavailable data. In addition, if any disruption or security breach or incident results in loss, destruction, alteration, or unavailability of, or damage or unauthorized access to, our data or applications or unauthorized access to, disclosure, dissemination or other processing of confidential or proprietary information that we or our third-party service providers process, including personal information related to the subjects in our clinical trials, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected and further development of our product candidates may be delayed. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to remedy the damages that arise from such disruption, failure or security breach or incident. Additionally, in the event of any such disruption, failure or security breach or incident, or any perception that one has occurred, we could be exposed to claims, demands, and litigation and governmental investigations and other proceedings, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant liabilities, including fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We periodically assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel to manage our risk assessment and mitigation processes, including our Vice President of Operations (VPO), who serves as our acting Chief Information Security Officer (CISO), as well as external information technology consultants who help manage our information technology systems and our information security.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our information technology consultants. Employees at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage our information technology consultants, including dedicated on-site consultants as well as other third parties, in connection with our risk assessment processes. These partners assist us to help design, implement, monitor, and test our cybersecurity policies and procedures. We also require key third-party service providers to certify that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors, which is responsible for monitoring and assessing strategic risk exposure, has delegated primary oversight responsibility for cybersecurity to our audit committee.

Our VPO and acting CISO, who reports to our President, is responsible for the day-to-day management of our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above, with the assistance of and informed by our consultants. Our VPO and acting CISO, who has many years of senior management and operational oversight at emerging technology companies, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the day-to-day management of our information technology consultants, which includes engaging with information provided by the consultants, automated monitoring and detection systems, and other tools and processes defined by our cybersecurity policies.

Our VPO and acting CISO provides periodic briefings to our executive officers regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our VPO and acting CISO also provides periodic briefings to the board of directors, including the audit committee, on cybersecurity risks and activities.

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

Holders of Record

As of February 29, 2024, there were 81 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis generally addresses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Evorpacept is a next-generation CD47 blocking therapeutic that we believe has significantly enhanced properties compared to competing CD47 blocking approaches. Evorpacept is a fusion protein that combines a high-affinity CD47 binding domain with a proprietary inactivated Fc domain. The CD47 binding domain of evorpacept is an affinity enhanced extracellular domain of SIRPα, a protein that is the natural receptor to CD47 found on myeloid cells. We have engineered the Fc domain of evorpacept so that it does not provide a pro-phagocytic signal while still maintaining an antibody-like half-life for the molecule. We believe our inactive Fc approach improves tolerability when compared to other CD47 blocking approaches that have an Fc domain that engages activating receptors on macrophages, causing phagocytosis and death of healthy cells in addition to cancer cells.

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

We are focused on evorpacept development with the standard-of-care agents, revolving around these two cell types: macrophages and dendritic cells. We initially pursued, and continue to pursue, development of evorpacept based on two well-validated mechanisms of action involving SIRP alpha expression on macrophages and dendritic cells as discussed below. In April 2020, we began exploring a third less well-validated mechanism of action, which led us to test the combination of evorpacept with azacitidine in myelodysplastic syndromes (MDS) patients, but our data failed to validate this third mechanism as discussed below.

The distinct mechanism of actions and examples of the combinations of priority are:

(1)
Anti-cancer antibodies (the “don’t eat me” signal): Combining with anti-cancer targeted antibodies with an active Fc domain, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells.
The positive interim data in our randomized ASPEN-06 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) versus standard of care plus HERCEPTIN in second line or later HER2-positive gastric/gastroesophageal junction (GEJ) cancer.
o
Demonstrated evorpacept + trastuzumab + ramucirumab + paclitaxel improved response activity (52% overall response rate (ORR), median duration of response (mDOR) not reached) compared to that of the trastuzumab + ramucirumab + paclitaxel backbone (22% ORR, mDOR 7.4 m).
o
Clinical activity of evorpacept + trastuzumab + ramucirumab + paclitaxel compares favorably to the RAINBOW historical data where ramucirumab + paclitaxel demonstrated a 28% confirmed ORR and 4.4 month mDOR, as well as to DESTINY-Gastric01 where ENHERTU® (fam-trastuzumab deruxtecan-nxki) reported a 41% confirmed ORR and mDOR of 11.3 months.
o
Initial magnitude of improvement in ORR over available therapy and over the concurrent control arm with this well-tolerated combination suggests that evorpacept in combination with trastuzumab, ramucirumab, and paclitaxel could benefit patients with HER2-overexpressing advanced gastric/GEJ cancer.

Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL) provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

This mechanism of action may also apply to antibody-drug conjugates (ADCs), which are being investigated in two separate Phase 1 trials: one in combination with PADCEV® (enfortumab vedotin-ejfv) in patients with urothelial cancer (ASPEN-07), and the other in combination with fam-trastuzumab deruxtecan-nxki in patients with unresectable or metastatic HER2-positive and HER2-low breast cancer.

(2)
PD-1/PD-L1 immune checkpoint inhibitors (the “don’t activate T-cells” signal): Combining with PD-1/PD-L1 checkpoint inhibitor, where evorpacept activates dendritic cells that are constitutively inhibited by the CD47/ SIRP alpha pathway.
Activated dendritic cells present neoantigens to T-cells that, once activated, will kill cancer cells when the PD-1/PD-L1 inhibitory interaction is blocked by T-cell checkpoint inhibitors. The combination with a PD-1/PD-L1 checkpoint inhibitor allows maximum activity of these newly activated T-cells. This mechanism of action includes our clinical trials, ASPEN-03 and ASPEN-04, two randomized Phase 2 studies in combination with KEYTRUDA® (pembrolizumab), without or with chemotherapy, respectively, comparing to the same treatments without evorpacept, in first line head and neck squamous cell carcinoma (HNSCC). Validation of this mechanism is supported by our Phase 1 data (N=23) in the same indications and combinations where we saw an improvement in overall survival (OS) at 12 months with respect to historical data.
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
o
Our initial collaborator for the Zanidatamab Trial was Zymeworks Inc. (Zymeworks), however in a series of transactions commencing in October 2022, Jazz assumed responsibility from Zymeworks for the development and commercialization of zanidatamab in the United States, Europe, Japan and certain other territories, including responsibility for the Zanidatamab Trial.
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

In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) to act as receiver. The FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and operates SVBB as Silicon Valley Bank, a division of First Citizens Bank (SVB-First Citizens). Under the Loan Agreement, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, SVB-First Citizens will continue to fulfill SVB’s obligations under the Loan Agreement.

In May 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB-First Citizens from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

In October 2023, we completed an underwritten follow-on public offering pursuant to the Shelf Registration Statement (the October 2023 Offering). In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million.

In December 2023, we entered into a third amendment to the Loan Agreement. The primary purpose of the third amendment was to (i) extend the draw period for the first tranche loans from December 31, 2023 to June 30, 2024, (ii) add as a condition for the funding of any first tranche loans after the effective date of the amendment, requirement that the Phase 2 portion of the ASPEN-06 study in gastric/GEJ cancer either remains ongoing or the achievement of a milestone related to the development of the ASPEN-06 study, and (iii) add a contingency fee in the amount of $0.6 million to the Lenders if the Company prepays any of the loans under the Loan Agreement other than in connection with refinancing of the Loan Agreement with the Lenders and their affiliates.

From inception through December 31, 2023, we have raised an aggregate of $613.6 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering, $9.3 million were net proceeds from borrowings under the Loan Agreement, and $58.9 million were net proceeds from our follow-on offering in October 2023.

We have incurred net losses in each year since inception. Our net losses were $160.8 million, $123.5 million and $83.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $486.3 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Results of Operations and Net Loss

Comparisons of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$141,795	$98,400	$43,395	44%
General and administrative	28,483	29,036	(553)	-2%
Total operating expenses	170,278	127,436	42,842	34%
Loss from operations	(170,278)	(127,436)	(42,842)	34%
Interest income	10,649	4,278	6,371	149%
Interest expense	(1,565)	(238)	(1,327)	558%
Other income (expense), net	389	(22)	411	-1868%
Loss before income taxes	(160,805)	(123,418)	(37,387)	30%
Income tax (provision) benefit	—	(64)	64	-100%
Net loss	$(160,805)	$(123,482)	$(37,323)	30%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,		Change
	2023	2022	$	%
Clinical and development costs	$99,362	$63,426	$35,936	57%
Preclinical costs	3,682	3,925	(243)	-6%
Personnel and related costs	19,407	14,465	4,942	34%
Stock-based compensation expense	14,665	10,741	3,924	37%
Other research costs	4,679	5,843	(1,164)	-20%
Total research and development expenses	$141,795	$98,400	$43,395	44%

Research and development (R&D) expenses increased by $43.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to (i) an increase of $35.9 million in clinical and development costs primarily due to increase of $39.9 million in costs to support a higher number of active clinical trials and future expected patient enrollment for the advancement of our lead product candidate, evorpacept, including costs to manufacture clinical trial materials, and an increase of $0.9 million related to the Zymeworks/Jazz Collaboration due to increase in patient enrollment, offset by a $4.8 million decrease related to the Tallac Collaboration for costs related to the IND filing planned for the first quarter of 2024, for which the primary work was completed in 2022, (ii) an increase of $4.9 million in personnel and related costs due primarily to a $6.4 million increase driven by headcount growth offset by a $1.5 million decrease due to absence of retention bonus paid to ScalmiBio stockholders in the current year compared to prior year, (iii) an increase of $3.9 million in stock-based compensation expense primarily due to a full year of expense for awards granted during the year ended December 31, 2022 as well as additional awards granted since December 31, 2022 and a change in role for our former Chief Executive Officer who transitioned in September 2023 to the Chief Scientific Officer role, which is solely focused on R&D activities, resulting in additional R&D stock-based compensation, and (iv) a decrease of $1.2 million in other research costs due primarily to a decrease of $2.5 million in VAT fees related to companion drugs purchase for use in our clinical trials offset by an increase of $1.5 million in facility and IT costs due to substantial increase in R&D headcount as compared to G&A headcount leading to higher percentage of allocation of costs to R&D.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,		Change
	2023	2022	$	%
Personnel and related costs	$7,100	$5,767	$1,333	23%
Stock-based compensation expense	11,608	13,098	(1,490)	-11%
Other general and administrative costs	9,775	10,171	(396)	-4%
Total general and administrative expenses	$28,483	$29,036	$(553)	-2%

General and administrative expenses decreased by $0.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to (i) a decrease of $1.5 million in stock-based compensation expense due to a change in role for our former Chief Executive Officer who transitioned in September 2023 to the Chief Scientific Officer role, which is solely focused on R&D activities, resulting in reduction in G&A stock-based compensation, (ii) a decrease of $0.4 million in other costs primarily driven by decrease in business insurance costs, and (iii) an increase of $1.3 million in personnel and related costs primarily driven by merit increases.

Interest Income

Interest income increased by $6.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increases were primarily attributable to higher interest rates.

Interest Expense

Interest expense increased by $1.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to interest expense associated with the Loan Agreement, which the Company entered into in October 2022. There was a full twelve months of interest expense in 2023 as compared to 2022, when the Company only incurred interest expense from October to December.

Other Income (Expense), Net

Other income (expense), net increased by $0.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to other income from an immaterial service contract, under which the Company provides R&D services for another company. There was no comparable other income during the nine months ended December 31, 2022.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of December 31, 2023, we had cash, cash equivalents and short-term and long-term investments of $218.1 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $486.3 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC to act as receiver. The FDIC created SVBB as successor to SVB. First Citizens Bank acquired SVBB from the FDIC and operates SVBB as SVB-First Citizens. While we have cash in operating accounts with SVB, the majority of our cash, cash equivalents and investments are deposited in custodial accounts held by U.S. Bank for which SVB Asset Management is the investment advisor. There has been no material negative impact to our cash liquidity as a result of the closure of SVB or the subsequent acquisition of SVBB by First Citizens Bank. Under the Loan Agreement, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, SVB-First Citizens will continue to fulfill SVB’s obligations under the Loan Agreement.

In October 2023, we completed the October 2023 Offering. In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million.

In December 2023, we entered into a third amendment to the Loan Agreement. The primary purpose of the third amendment was to (i) extend the draw period for the first tranche loans from December 31, 2023 to June 30, 2024, (ii) add as a condition for the funding of any first tranche loans after the effective date of the amendment, requirement that the Phase 2 portion of the ASPEN-06 study in gastric/GEJ cancer either remains ongoing or the achievement of a milestone related to the development of the ASPEN-06 study, and (iii) add a contingency fee in the amount of $0.6 million to the Lenders if the Company prepays any of the loans under the Loan Agreement other than in connection with refinancing of the Loan Agreement with the Lenders and their affiliates.

We believe our existing cash, cash equivalents, short-term and long-term investments along with the ability to draw down an additional $40 million of our term loan at our discretion will enable us to fund our operating expenses and capital expenditure requirements into early 2026. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$(130,364)	$(89,223)	$(68,101)
Investing activities	44,657	(235,416)	(4,923)
Financing activities	59,291	9,860	2,472
Net decrease in cash, cash equivalents and restricted cash	$(26,416)	$(314,779)	$(70,552)

Operating Activities

In the year ended December 31, 2023, net cash used in operating activities of $130.4 million was attributable to a net loss of $160.8 million, offset by non-cash charges of $22.1 million and an increase in net operating assets and liabilities of $8.3 million. Non-cash charges consisted primarily of stock-based compensation expense of $26.3 million, non-cash lease costs of $1.3 million, and depreciation and amortization costs of $0.8 million offset by net amortization of premiums and accretion of discounts on investments of $6.5 million. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other current liabilities of $10.6 million primarily due to timing of invoices and payments and a decrease in other assets of $1.4 million offset by an increase in prepaid and other current assets of $1.3 million and a decrease in other non-current liabilities of $2.4 million.

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

Investing Activities

In the year ended December 31, 2023, net cash used in investing activities of $44.7 million was attributable to purchases of short-term and long-term investments of $246.6 million and purchases of property and equipment of $1.3 million, offset by cash received for maturities of investments of $292.6 million.

In the year ended December 31, 2022, net cash used in investing activities of $235.4 million was attributable to purchases of short-term and long-term investments of $376.8 million and purchases of property and equipment of $1.4 million, offset by cash received for maturities of investments of $142.8 million.

Financing Activities

In the year ended December 31, 2023, net cash provided by financing activities of $59.3 million was attributable to proceeds from equity offerings, net of underwriter discounts and issuance costs, of $58.9 million, proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.5 million, and proceeds from the exercise of stock options under equity incentive plans of $0.3 million, offset by principal payments on finance leases of $0.4 million.

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

We make significant judgments and estimates in determining the accrual balance related to our CMOs at the end of each reporting period based on discussion with internal personnel who work directly and meet regularly with the CMOs. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in our reporting amounts that are too high or too low in any particular period. Through December 31, 2023, there have been no material differences from our accrued estimated expenses to the actual clinical trial and manufacturing development expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from our estimates, resulting in adjustments to clinical trial expense and manufacturing costs in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial position and results of our operations.

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

As of December 31, 2023, we had cash, cash equivalents and investments of $218.1 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of December 31, 2023, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). In March 2023, SVB, where the Company maintained operating accounts with a cash balance of less than 1% of the Company’s total cash, cash equivalents and investments, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC to act as receiver. The FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and assumed all of SVB’s deposits and loans. In light of the foregoing, the Company does not believe that it had exposure to loss as a result of SVB’s receivership.

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

To the Stockholders and the Board of Directors

ALX Oncology Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ALX Oncology Holdings Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Assessment of contract manufacturing accruals

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has contract manufacturing accruals of $9,543 thousand. The Company accrues the costs incurred under agreements with contract manufacturing organizations (CMOs) based on estimates of actual work completed but not yet invoiced in accordance with the respective agreements. The Company determines the estimated costs incurred through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

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

The following are the primary procedures we performed to address this critical audit matter. We assessed the Company’s estimate of the related contract manufacturing activities completed but not yet invoiced for a sample of the Company’s contract manufacturing accruals by: (1) inquiring of Company personnel responsible for overseeing the respective manufacturing activities to understand their progress; (2) inspecting correspondence received by the Company from CMOs, if any, and comparing the reported information to the

Company’s estimate; and (3) inspecting the terms of the contract and any executed change orders and comparing them to the Company’s contract manufacturing accruals.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 7, 2024

ALX ONCOLOGY HOLDINGS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$22,406	$48,822
Short-term investments	160,330	217,385
Prepaid expenses and other current assets	5,923	4,762
Total current assets	188,659	270,969
Property and equipment, net	3,589	3,889
Long-term investments	35,411	16,699
Other assets	14,894	14,932
Total assets	$242,553	$306,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,591	$8,073
Payable and accrued liabilities due to related party	543	1,650
Accrued expenses and other current liabilities	26,867	18,602
Total current liabilities	36,001	28,325
Term loan, non-current	9,639	9,389
Other non-current liabilities	7,201	5,311
Total liabilities	52,841	43,025
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 49,951,989 and 40,861,386 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	50	41
Additional paid-in capital	675,678	589,735
Accumulated other comprehensive loss	256	(845)
Accumulated deficit	(486,272)	(325,467)
Total stockholders’ equity	189,712	263,464
Total liabilities and stockholders’ equity	$242,553	$306,489

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022	2021
Operating expenses:
Research and development	$141,795	$98,400	60,170
General and administrative	28,483	29,036	23,385
Total operating expenses	170,278	127,436	83,555
Loss from operations	(170,278)	(127,436)	(83,555)
Interest income	10,649	4,278	91
Interest expense	(1,565)	(238)	(13)
Other income (expense), net	389	(22)	(7)
Loss before income taxes	(160,805)	(123,418)	(83,484)
Income tax (provision) benefit	—	(64)	21
Net loss	$(160,805)	$(123,482)	(83,463)
Net loss per share, basic and diluted	$(3.74)	$(3.03)	$(2.07)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	42,987,767	40,699,612	40,308,050

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Net loss	$(160,805)	$(123,482)	$(83,463)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	1,101	(845)	—
Total comprehensive loss	$(159,704)	$(124,327)	$(83,463)

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2020	39,844,522	$40	$548,327	$—	$(118,522)	$429,845
Issuance of common stock under equity incentive plans	734,922	1	2,550	—	—	2,551
Issuance of common stock under employee stock purchase plan	7,623	—	202	—	—	202
Stock-based compensation	—	—	13,914	—	—	13,914
Net loss	—	—	—	—	(83,463)	(83,463)
Balance as of December 31, 2021	40,587,067	41	564,993	—	(201,985)	363,049
Issuance of common stock under equity incentive plans	225,612	—	567	—	—	567
Issuance of common stock under employee stock purchase plan	48,707	—	336	—	—	336
Stock-based compensation	—	—	23,839	—	—	23,839
Unrealized loss on available-for-sale investments	—	—	—	(845)	—	(845)
Net loss	—	—	—	—	(123,482)	(123,482)
Balance as of December 31, 2022	40,861,386	41	589,735	(845)	(325,467)	263,464
Issuance of common stock and pre-funded warrants in connection with equity offerings, net of underwriter discounts ($3.8 million) and issuance costs ($0.6 million)	8,663,793	9	58,878	—	—	58,887
Issuance of common stock under equity incentive plans	344,213	—	269	—	—	269
Issuance of common stock under employee stock purchase plan	82,597	—	523	—	—	523
Stock-based compensation	—	—	26,273	—	—	26,273
Unrealized gain on available-for-sale investments	—	—	—	1,101	—	1,101
Net loss	—	—	—	—	(160,805)	(160,805)
Balance as of December 31, 2023	49,951,989	$50	$675,678	$256	$(486,272)	$189,712

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Operating activities
Net loss	$(160,805)	$(123,482)	$(83,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	836	342	51
Non-cash lease costs	1,272	1,124	685
Acquired in-process research and development	—	—	4,739
Stock-based compensation	26,273	23,839	13,914
Net amortization of premiums and accretion of discounts on investments	(6,487)	(940)	—
Accretion of term loan discount and issuance costs	250	44	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,291)	(1,476)	(1,662)
Other assets	1,366	750	(9,682)
Accounts payable	458	4,506	3,290
Payable and accrued liabilities due to related party	(1,107)	20	1,419
Accrued expenses and other current liabilities	11,224	7,027	3,306
Other non-current liabilities	(2,353)	(977)	(698)
Net cash used in operating activities	(130,364)	(89,223)	(68,101)
Investing activities
Purchase of investments	(246,629)	(376,789)	—
Maturities of investments	292,560	142,800	—
Purchase of property and equipment	(1,274)	(1,427)	(666)
Acquisition of in-process research and development	—	—	(4,257)
Net cash provided by (used in) investing activities	44,657	(235,416)	(4,923)
Financing activities
Proceeds from equity offerings, net of underwriter discounts ($3.8 million) and issuance costs ($0.6 million)	58,887	—	—
Proceeds from exercise of stock options under equity incentive plan	269	567	2,551
Proceeds from issuance of common stock under employee stock purchase plan	523	336	202
Principal payments on finance leases	(388)	(388)	(281)
Proceeds from issuance of term loan, net	—	10,000	—
Payments of debt issuance costs	—	(655)	—
Net cash provided by financing activities	59,291	9,860	2,472
Net decrease in cash, cash equivalents and restricted cash	(26,416)	(314,779)	(70,552)
Cash, cash equivalents and restricted cash at beginning of year	48,888	363,667	434,219
Cash, cash equivalents and restricted cash at end of period	$22,472	$48,888	$363,667

Supplemental disclosure
Cash paid for interest	$1,177	$103	$11
Cash paid for taxes	$—	$—	$274

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,407	$2,145	$237
Acquisition of in-process research and development in accounts payable and accrued expenses	$—	$—	$482
Right-of-use asset acquired under operating leases	$—	$4,613	$1,780
Right-of-use asset acquired under finance leases	$2,600	$—	$776

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$22,406	$48,822	$363,667
Restricted cash (included in other assets)	66	66	—
Total cash and cash equivalents and restricted cash	$22,472	$48,888	$363,667

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

As of December 31, 2023, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

Reclassifications

Certain reclassifications have also been made within the consolidated statements of operations for the years ended December 31, 2022 and 2021 to conform to the current year presentation. For the year ended December 31, 2022, the Company reclassified approximately $0.2 million out of other expense, net into a separate interest expense financial statement line item and renamed other expense, net to other income (expense), net. For the year ended December 31, 2021, the Company reclassified less than $0.1 million out of other expense, net into a separate interest income financial statement line item and renamed other expense, net to other income (expense), net. Total loss before income taxes as of December 31, 2022 and 2021 did not change as a result of these reclassifications.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to the estimated useful lives of long-lived assets, clinical and contract manufacturing accruals, fair value of assets and liabilities, fair value of investments, valuation of the Company’s common stock in periods prior to its initial public offering and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Investments

Investments consist of money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments and long-term investments. Management determines the appropriate classification of the investments at the time they are purchased and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments. Management has elected to use transaction settlement date as the purchase date of investments.

The Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized within other income (expense), net in the consolidated statements of operations, and an allowance for credit loss is recorded on the consolidated balance sheets. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive loss, net of tax as a separate component of consolidated stockholders’ equity.

Concentration of Credit Risk, Credit Losses and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and investments. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments. The Company manages its credit risk by holding its cash, cash equivalents and investments in large financial institutions within the U.S. In addition, the Company’s investment policy limits investments to certain types of instruments such as money market funds, debt securities issued by the U.S. government and its agencies, corporate debt securities, commercial paper as well as asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any realized losses on its deposits of cash, cash equivalents and investments.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs are charged to the consolidated statements of operations as incurred.

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

As of December 31, 2023 and 2022, the carrying amount of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. The carrying amount of our non-current debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current SOFR rate plus a spread.

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

Equity issuance costs consist of certain legal, professional accounting and third-party fees directly associated with in-process equity financings. These amounts are capitalized as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the equity financing. In the event an anticipated offering is terminated or significantly delayed, deferred offering costs will be immediately expensed as part of general and administrative expenses. As of December 31, 2023 and 2022, no deferred offering costs were included as prepaid expenses and other current assets on the consolidated balance sheets, and all offering costs were offset against offering proceeds and reclassified to additional paid-in capital on the consolidated balance sheets.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to nonemployees and external entities on behalf of the Company, such as consultants, central laboratories, contractors, collaborators, CMOs and CROs, in connection with our preclinical and clinical development activities and expenses incurred in connection with license agreements. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and recorded in prepaid expenses and other current assets, and then expensed as the related goods are delivered or the services are performed.

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

The Company makes significant judgments and estimates in determining the accrual balance at the end of each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. Through December 31, 2023, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.

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

Foreign Currency Transactions

The functional currency of the Company’s operation and each of its subsidiaries is U.S. dollars. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the consolidated statements of operations and recorded in other income (expense), net, and were immaterial for the years December 31, 2023, 2022 and 2021.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration for common stock equivalents. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The Company’s former Chief Executive Officer and current President and Chief Scientific Officer, who is also a director, was also a director of ScalmiBio prior to the acquisition, and owned 31.7% of ScalmiBio stock. As a result, he received or will receive a proportional share of the consideration to ScalmiBio stockholders as described above. He also received approximately $87,000 out of the closing proceeds for the repayment of a note and accrued interest for a loan to ScalmiBio. Given his interest in the ScalmiBio acquisition, the Company’s audit committee approved the acquisition under its related-party transaction policy and the Company’s former Chief Executive Officer recused himself from the negotiation and approval of the transaction.

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

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,591	$—	$—	$15,591
Corporate debt securities	Level 2	4,489	1	—	4,490
Short-term investments
U.S. Treasury securities	Level 1	74,790	80	(20)	74,850
U.S. government agency securities	Level 2	28,215	—	(38)	28,177
Corporate debt securities	Level 2	21,881	24	(3)	21,902
Commercial paper	Level 2	34,967	22	(9)	34,980
Asset-backed securities	Level 2	423	—	(2)	421
Long-term investments
U.S. Treasury securities	Level 1	14,737	75	—	14,812
U.S. government agency securities	Level 2	3,009	31	—	3,040
Corporate debt securities	Level 2	17,464	95	—	17,559
Total		$215,566	$328	$(72)	$215,822

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$36,690	$—	$—	$36,690
U.S. government agency securities	Level 2	3,484	—	—	3,484
Short-term investments
U.S. Treasury securities	Level 1	73,058	3	(438)	72,623
U.S. government agency securities	Level 2	16,227	36	—	16,263
Corporate debt securities	Level 2	56,318	—	(367)	55,951
Commercial paper	Level 2	62,087	—	—	62,087
Asset-backed securities	Level 2	10,512	—	(51)	10,461
Long-term investments
U.S. Treasury securities	Level 1	5,242	2	—	5,244
U.S. government agency securities	Level 2	9,760	—	(15)	9,745
Asset-backed securities	Level 2	1,725	—	(15)	1,710
Total		$275,103	$41	$(886)	$274,258

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of December 31, 2023 and 2022.

The fair value of cash equivalents and available-for-sale investments by classification included in the consolidated balance sheets was as follows as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$20,081	$40,174
Short-term investments	160,330	217,385
Long-term investments	35,411	16,699
Total	$215,822	$274,258

Cash and cash equivalents in the above table excludes bank account cash of $2.3 million and $8.6 million as of December 31, 2023 and 2022, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Maturing in one year or less	$180,411	$257,559
Maturing after one year through five years	35,411	16,699
Total	$215,822	$274,258

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2023 and 2022 and there were no financial instruments classified as Level 3 as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, accrued interest receivable related to the Company’s investments of $1.0 million and $1.0 million, respectively, was included in prepaid expenses and other current assets as well as other assets on the consolidated balance sheets.

As of December 31, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of December 31, 2023 and 2022, no allowance for credit losses for the Company’s investments was recorded. As of December 31, 2023 and 2022, securities with a fair value of $5.9 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. As of December 31, 2023 and 2022, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Leasehold improvements	$2,513	$2,360
Laboratory equipment	1,733	1,422
Computer hardware and software	414	344
Furniture and fixtures	166	166
Property and equipment, gross	4,826	4,292
Less: accumulated depreciation	(1,237)	(403)
Property and equipment, net	$3,589	$3,889

Depreciation was $0.8 million, $0.3 million, and nominal for years ended December 31, 2023, 2022 and 2021, respectively.

Other Assets

The following table presents the components of other assets, net as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Long-term prepaid clinical expenses	$7,442	$7,264
Operating lease right-of-use assets	4,847	5,626
Finance lease right-of-use assets	2,405	298
Long-term prepaid contract manufacturing costs	—	1,456
Other	200	288
Total other assets	$14,894	$14,932

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Accrued contract manufacturing	$9,543	$5,249
Accrued clinical and nonclinical study costs	8,873	5,485
Accrued compensation and related expenses	6,067	3,708
Accrued property and equipment	179	2,110
Other	2,205	2,050
Total accrued expenses and other current liabilities	$26,867	$18,602

(6) LEASES

In conjunction with the adoption of ASC 842 on January 1, 2021, the Company evaluated its vendor contracts to identify embedded leases, if any, and noted that a pharmaceutical support services agreement entered into in May 2016 included leases under ASC 842 because the Company has the right to direct the use of certain equipment. The embedded leases commenced in September 2020 and were set to expire in August 2023 with no stated option to extend the term. In May 2023, the Company entered into an addendum to extend the existing lease through May 2026 and lease additional number of certain equipment. In October 2023, the Company entered into an additional addendum to lease an additional number of certain equipment through May 2026. The Company classified the leases as finance leases.

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

In February 2022, the Company entered into a lease agreement totaling approximately 11,074 square feet of office and laboratory space located in Palo Alto, California. The lease consists of two premises and expires in February 2030. The lease provides for an option to extend for two years after expiration. The lease for one of the premises commenced in February 2022 and the lease for the second premises commenced in April 2022. The lease provides for an annual base rent of approximately $0.8 million, which increases on an annual basis by 3%. The total lease payments for the life of the lease are approximately $6.9 million. The Company is also responsible for leasehold improvement costs related to the second premises, which totaled to $2.3 million, of which $1.5 million is to be paid with interest at a rate of 7% per annum as additional payments over the life of the lease. The Company classified the lease as an operating lease. Under the terms of the lease agreement, the Company issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted cash deposit of $0.1 million (see Note 5 “Other Assets”).

As of December 31, 2023, the ROU assets recorded for operating leases and finance leases were $4.8 million and $2.4 million, respectively. As of December 31, 2022, the ROU assets recorded for operating leases and finance leases were $5.6 million and $0.3 million, respectively. The amounts were included in the other assets on the consolidated balance sheets.

The following table presents the maturities and balance sheet information of the Company’s operating and finance lease liabilities as of December 31, 2023 (in thousands, except lease term and discount rate):

	December 31, 2023
	Operating Leases	Finance Leases
2024	$1,267	$1,056
2025	1,305	1,056
2026	1,187	440
2027	912	—
2028	939	—
Thereafter	1,130	—
Total lease payments	6,740	2,552
Less: imputed interest	(1,482)	(252)
Total lease liabilities	$5,258	$2,300

Lease liabilities: current (i)	$847	$728
Lease liabilities: non-current (ii)	4,411	1,572
Total lease liabilities	$5,258	$2,300

Weighted average remaining lease term (in years)	5.4	2.4
Weighted average discount rate	8.7%	8.5%

(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the consolidated balance sheets.

The following table presents the components of lease costs for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Operating lease cost	$1,263	$1,159	$360
Variable lease cost and other, net (i)	461	262	84
Short-term lease cost	17	88	—
Finance lease cost:
Amortization of right-of-use assets	493	447	369
Interest	44	9	13
Total lease costs	$2,278	$1,965	$826

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

The following table presents the supplemental cash flow disclosures for cash paid for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,241	$933	$243
Operating cash flows from finance leases	$20	$8	$11
Financing cash flows from finance leases	$388	$388	$281
Right-of-use asset acquired under leases
Operating leases	$—	$4,613	$1,780
Finance leases	$2,600	$—	$776

(7) TERM LOAN

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

The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the consolidated balance sheets. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the years ended December 31, 2023 and 2022, interest expense incurred in connection with the Loan Agreement was $1.1 million and $0.2 million respectively. We had no outstanding debt and did not incur interest expense in 2021.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of December 31, 2023, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2023, we were in compliance with all financial reporting covenants under the Loan Agreement.

In March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, to act as receiver. The FDIC created Silicon Valley Bridge Bank, N.A., or SVBB, as successor to SVB. First Citizens BancShares, Inc., or First Citizens Bank, acquired SVBB from the FDIC and operates SVBB as Silicon Valley Bank, a division of First Citizens Bank, or SVB-First Citizens. Under the Loan Agreement, 50% of the funding comes from SVB, one of the three Lenders. Given the SVBB acquisition by First Citizens Bank, SVB-First Citizens will continue to fulfill SVB’s obligations under the Loan Agreement.

In May 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB-First Citizens from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

In December 2023, we entered into a third amendment to the Loan Agreement. The primary purpose of the third amendment was to (i) extend the draw period for the first tranche loans from December 31, 2023 to June 30, 2024, (ii) add as a condition for the funding of any first tranche loans after the effective date of the amendment, requirement that the Phase 2 portion of the ASPEN-06 study in gastric/GEJ cancer either remains ongoing or the achievement of a milestone related to the development of the ASPEN-06 study, and (iii) add a contingency fee in the amount of $0.6 million to the Lenders if the Company prepays any of the loans under the Loan Agreement other than in connection with refinancing of the Loan Agreement with the Lenders and their affiliates.

As of December 31, 2023, the future maturities under the Loan Agreement are as follows (in thousands):

December 31, 2023
2024	$—
2025	435
2026	5,217
2027	4,948
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(781)
Less: unaccreted final payment costs	(180)
Term loan, non-current, net	$9,639

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2023 and 2022, the Company had 49,951,989 and 40,861,386 shares of common stock outstanding, respectively.

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

In October 2023, the Company completed an underwritten follow-on public offering and issued an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million.

Common stock reserved for future issuance as of December 31, 2023 consists of the following:

December 31, 2023
Stock options issued and outstanding	8,984,671
Stock options authorized for future issuance	1,305,386
Employee Stock Purchase Plan shares authorized for future issuance	1,065,389
Restricted stock issued and outstanding	949,669
Total	12,305,115

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Sales Agreement), under which it may offer and sell shares of the Company's common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company's sales agents in its at-the-market equity offering program (ATM Offering). In March 2022, the Company filed a Shelf Registration Statement with the SEC. In May 2022, the Company filed an amended Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. No securities have been sold under the ATM Offering as of December 31, 2023.

Pre-Funded Warrants

As part of the October 2023 underwritten public offering, the Company issued pre-funded warrants to certain investors to purchase 1,250,000 shares of common stock in an underwritten public offering at a public offering price of $6.379 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.001 per share.

The pre-funded warrants to purchase shares of common stock are exercisable at any time after their original issuance. However, the pre-funded warrants include a separate provision whereby the exercisability of the pre-funded warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company’s common stock. This threshold is subject to the warrant holder’s rights under the pre-funded warrants to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the warrant holder to the Company. The pre-funded warrants will expire on the date the warrants are exercised in full.

The pre-funded warrants were classified as equity and accounted for as a component of additional paid-in capital. The pre-funded warrants were classified as equity because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company's common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their offering price approximated their fair value, and allocated the aggregate net proceeds from the offering proportionately to the common stock and pre-funded warrants, including approximately $7.4 million allocated to the pre-funded warrants and recorded as a component of additional paid-in capital on the consolidated balance sheets.

As of December 31, 2023, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 12 “Net Loss Per Share Attributable to Common Stockholders”).

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

(9) STOCK-BASED COMPENSATION

Equity Incentive Plans

2020 Equity Incentive Plan

On April 1, 2020, the Board of Directors approved a new equity incentive plan, or the 2020 Equity Incentive Plan, that replaced the Company’s existing equity compensation plan, 2015 Share Award Scheme. The 2020 Equity Incentive Plan permitted the issuance of up to 4,379,139 shares of the Company’s common stock pursuant to awards granted under it, and authorized the award of stock options, restricted stock awards, stock appreciation rights and restricted stock units to employees, directors, and consultants.

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

All awards that are canceled, forfeited or expired are returned to the 2020 Plan and are available for grant in conjunction with the issuance of new awards. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over an agreed service period, usually four years. Certain stock options granted under the 2020 Plan provide option holders the right to elect to exercise unvested options in exchange for common stock. Such unvested common stock is subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the underlying repurchase right expires. These repurchase terms are considered to be a forfeiture provision. The cash received from employees for exercise of unvested options is treated as a refundable deposit and is classified as a liability on the consolidated balance sheets. At December 31, 2023, there was no such unvested early exercised options and related liability.

Shares Available for Grant

The following table provides a summary of shares available for grant under the 2020 Plan:

Amended and Restated 2020 Equity Incentive Plan
Shares available for grant at December 31, 2022	2,932,309
Authorized	1,634,456
Granted	(3,703,150)
Canceled/forfeited	441,771
Shares available for grant at December 31, 2023	1,305,386

Stock Option Modification

There were no significant stock option modifications for the years ended December 31, 2023 and 2022.

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

Accordingly, on January 1, 2023 and 2022, the number of shares available under the ESPP was increased by zero and 405,871 shares respectively. As of December 31, 2023, 138,927 shares of common stock have been purchased under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 1,065,389.

Stock Option Activity

The following table provides a summary of stock option activity under the 2020 Plan and related information:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	6,196,848	$20.56	7.78	$19,872
Granted	3,139,800	6.03
Exercised	(54,359)	4.95
Canceled/forfeited	(297,618)	25.00
Outstanding at December 31, 2023	8,984,671	$15.43	7.53	$59,900
Exercisable at December 31, 2023	4,704,798	$17.47	6.27	$30,924

The aggregate intrinsic values represent the total pre-tax intrinsic value, of options outstanding and exercisable calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2023 and 2022. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 were $0.2 million, $1.7 million and $48.1 million, respectively.

Stock Option Valuation Assumptions

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock options at the date of the grant, and stock-based compensation is adjusted for actual forfeitures as they occur. The fair value of each option grant during the years ended December 31, 2023, 2022 and 2021 was estimated with the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.3 - 6.1	5.3 - 6.1	5.3 - 6.1
Risk-free interest rate	3.5% - 4.7%	1.6% - 4.4%	0.8% - 1.4%
Expected dividend rate	-	-	-
Expected stock price volatility	83.6% - 88.6%	81.9% - 84.7%	79.7% - 86.9%

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

Restricted Stock Unit Activity

The following table provides a summary of restricted stock unit activity under the 2020 Plan and related information:

	Outstanding RSUs
	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2022	820,326	$14.13	1.68	$9,245
Granted	563,350	5.86
Vested	(289,854)	13.33
Canceled/forfeited	(144,153)	12.48
Unvested as of December 31, 2023	949,669	$9.72	1.57	$14,141

Stock-based Compensation Expenses

Stock options granted are measured based on the grant-date fair value estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted stock units is the fair value of the underlying stock on the award’s grant date. Compensation expense is recognized over the vesting period of the applicable awards on a straight-line basis. The weighted-average grant date fair value per share for stock options granted during the years ended December 31, 2023, 2022 and 2021 was $4.44, $7.88 and $42.29, respectively. The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $5.86, $13.55 and $58.56, respectively.

Stock-based compensation expense includes stock options and restricted stock units and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Research and development	$14,665	$10,741	$5,211
General and administrative	11,608	13,098	8,703
Total	$26,273	$23,839	$13,914

As of December 31, 2023, there was unrecognized share-based compensation expense of $38.9 million, related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.9 years. There was unrecognized share-based compensation expense of $8.2 million, related to unvested restricted stock units which the Company expects to recognize over a weighted-average period of 2.9 years.

(10) INCOME TAXES

The U.S. domestic and international components of pre-tax loss for the years ending December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(159,766)	$(111,360)	$(30,565)
International	(1,039)	(12,058)	(52,919)
Loss before income taxes	$(160,805)	$(123,418)	$(83,484)

The federal and state provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision for income taxes:
Federal	$—	$64	$(21)
State	—	—	—
International	—	—	—
Total current	—	64	(21)
Deferred tax provision:
Federal	—	—	—
State	—	—	—
International	—	—	—
Total deferred	—	—	—
Provision (benefit) for income taxes	$—	$64	$(21)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

A reconciliation of the U.S. federal statutory income tax rate to the effective tax for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
At federal statutory income tax rate	$(33,769)	$(25,918)	$(17,532)
State income taxes	(1,481)	(2,659)	(105)
Stock-based compensation	3,645	2,368	(4,031)
Research & development credits	(7,185)	(1,779)	(2,131)
Change in valuation allowance	64,486	9,067	11,476
Other	189	36	172
Foreign rate differential	(23)	18,949	11,032
Prior period true ups	—	—	1,098
Rate benefit of reorganization	(25,862)	—	—
Provision (benefit) for income taxes	$—	$64	$(21)

The Company filed a change in tax status for ALX Oncology Limited in 2023. The reorganization resulted in an increase to capitalized R&D and other deferred tax assets, as well as a corresponding increase in valuation allowance.

Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Loss carryforwards	$26,517	$16,319
Research & other credits	17,131	8,435
Other	8,076	14
Accrued expenses	1,014	1,860
Stock options	5,157	3,860
Lease liabilities	1,587	1,323
Capitalized R&D	38,425	1,702
Total deferred tax assets	97,907	33,513
Deferred tax liabilities:
Fixed assets	96	215
Lease ROU assets	1,523	1,244
Prepaid expenses	—	252
Total deferred tax liabilities	1,619	1,711
Valuation allowance	(96,288)	(31,802)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $64.5 million and $9.1 million for the years ended December 31, 2023 and 2022, respectively.

The Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them pursuant to Internal Revenue Code Section 174 beginning in 2022.

Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$93,542	Do Not Expire
Net operating losses, state	$68,993	2038-2040
Tax credits, federal	$14,431	2039-2043
Tax credits, state	$5,918	N/A
Net operating losses, foreign	$4,896	N/A

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

Unrecognized Tax Benefits

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S. federal and California jurisdiction, which is not currently under exam, and all years since inception are opened to examination.

The unrecognized tax benefits as of December 31, 2023, 2022 and 2021 were $3.1 million, $1.7 million and $1.2 million, respectively. Future changes in the unrecognized tax benefits will not impact the effective tax rate due to the Company’s full valuation allowance.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,661	$1,217	$842
Additions/reversals based on tax positions of prior years	81	13	(69)
Additions based on tax positions related to the current year	1,409	443	494
Lapses in statutes of limitations	(31)	(12)	(50)
Balance at end of year	$3,120	$1,661	$1,217

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2023, 2022 and 2021, no significant interest or penalties were required to be recognized relating to unrecognized tax benefits.

(11) RELATED-PARTY TRANSACTIONS

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics, Inc., or Tallac, effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development, or R&D, costs within the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $0.3 million, $0.6 million and $0.8 million, respectively, as R&D costs in relation to the Tallac Services Agreement.

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

The Company accounts for R&D costs in accordance with ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $1.7 million, $7.8 million and $2.8 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

The Tallac Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of December 31, 2023 and 2022, the Company had accrued expenses of $0.5 million and $1.6 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the consolidated balance sheets.

Acquisition of assets and ownership of ScalmiBio

On October 4, 2021, the Company entered into a stock purchase agreement with ScalmiBio. The Company’s former Chief Executive Officer and current Chief Scientific Officer and President, who is also a director, was also a director of ScalmiBio prior to the acquisition, and owned 31.7% of ScalmiBio stock. Refer to Note 3 “Acquisition of assets and ownership” for additional discussion.

On October 4, 2022, the Company made a $2.0 million payment to stockholders of ScalmiBio at the one-year anniversary of the transaction to stockholders of ScalmiBio, including 31.7%, or $0.6 million, to the Company’s former Chief Executive Officer and current Chief Scientific Officer and President. This payment was recorded as R&D costs within the consolidated statements of operations over the one-year period.

(12) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended
	December 31,
	2023	2022	2021
Numerator:
Net loss	$(160,805)	$(123,482)	$(83,463)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	42,987,767	40,699,612	40,308,050
Net loss per share, basic and diluted	$(3.74)	$(3.03)	$(2.07)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021, because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2023	2022	2021
Stock options issued and outstanding	8,984,671	6,196,848	5,128,639
Restricted stock issued and outstanding	949,669	820,326	15,075
Employee Stock Purchase Plan estimated shares issuable	—	—	—
Total	9,934,340	7,017,174	5,143,714

(13) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2023.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the years ended December 31, 2023, 2022 and 2021, the Company had no pending or threatened litigation.

License Agreements

In March 2015, the Company entered into a license agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to the Company’s current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There was no milestone payment recorded for the year ended December 31, 2023.

In June 2016, the Company entered into a license agreement with Selexis SA, or Selexis, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents, know-how and other intellectual property, to use Selexis generated cell lines to manufacture evorpacept, and to make, use and sell licensed product containing such compound in all fields of use. The Company paid Selexis a nominal one-time fee and will pay Selexis an annual maintenance fee. The Company also agreed to pay Selexis milestone payments up to an aggregate of 1.2 million Swiss Francs in respect of all licensed products developed and/or commercialized under the grant that successfully satisfies certain milestone events. The Company recorded a milestone payment of $0.1 million during the year ended December 31, 2021. There was no milestone payment recorded for the year ended December 31, 2023.

In March 2017, the Company entered into an agreement with Crystal Bioscience Inc. (now a subsidiary of Ligand Pharmaceuticals Incorporated), or Crystal, under which the Company obtained an assignment of certain patents, covering certain SIRPα antibodies. Under this agreement, the Company also received a worldwide, royalty-bearing non-exclusive license, with the right to grant sublicenses through multiple tiers of sublicenses, under certain of Crystal’s background patents and know-how necessary to commercialize the rights under the assigned patents. The Company agreed to pay Crystal milestone payments up to $11.1 million in respect of all licensed products developed under the assigned patents, that successfully satisfy certain clinical and regulatory milestones, each milestone being paid only once for all products. The Company recorded the first milestone payment of $0.3 million during the year ended December 31, 2022. There was no milestone payment recorded for the year ended December 31, 2023.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of December 31, 2023 (in thousands):

	December 31, 2023
	Total	2024	2025-2026	2027-2028	Thereafter
Manufacturing and service contracts	$6,736	$6,535	$201		$—
Total	$6,736	$6,535	$201	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $1.8 million. In addition, the Company has commitments with two other pharmaceutical contract manufacturers, including certain future purchase obligations of approximately $4.9 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchase.

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

(14) SUBSEQUENT EVENTS

In preparing the consolidated financial statements as of December 31, 2023, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Annual Report on Form 10-K. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2023. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of our 2023 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On October 12, 2023, Rekha Hemrajani, a member of the Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 50,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 11, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 6, 2023, Jaume Pons, our President, Chief Scientific Officer and a member of the Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 351,198 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 3, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2023.

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

Exhibit Index

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39386	3.1	July 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39386	3.1	June 20, 2023

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 1, 2020.	S-1	333-239490	4.1	June 26, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-239490	4.2	June 26, 2020

4.3	Description of Securities.					X

4.4	Form of Pre-Funded Warrant.	8-K	001-39386	4.1	October 6, 2023

10.1#	Loan and Security Agreement, dated as of October 27, 2022, among Oxford Finance LLC, as collateral agent, the lenders from time to time party thereto, ALX Oncology Inc., Alexo Therapeutics International, and Sirpant Therapeutics, each as a borrower, and ALX Oncology Holdings Inc., as guarantor.	8-K	001-39386	10.1	October 31, 2022

10.1.1	Consent and First Amendment to Loan and Security Agreement, dated as of December 22, 2022.	10-K	001-39386	10.1.1	March 9, 2023

10.1.2#	Second Amendment to Loan and Security Agreement, dated as of May 31, 2023.	10-Q	001-39386	10.1	August 10, 2023

10.1.3	Third Amendment to Loan and Security Agreement, dated as of December 22, 2023, among Oxford Finance LLC, as collateral agent, the lenders party thereto, ALX Oncology Inc., as borrower, and ALX Oncology Holdings Inc., as guarantor.	8-K	001-39386	10.1	December 26, 2023

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.2	Sales Agreement, dated December 17, 2021, by and among ALX Oncology Holdings Inc., Cantor Fitzgerald & Co., and Credit Suisse Securities (USA) LLC.	8-K	001-39386	1.1	December 17, 2021

10.2.1#	Amendment No. 1 to the Sales Agreement with Cantor and Credit Suisse, dated August 25, 2023.	10-Q	001-39386	10.1	November 13, 2023

10.3+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-239490	10.1	June 26, 2020

10.4+	Amended and Restated 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-239490	10.2	July 13, 2020

10.5+	2020 Employee Stock Purchase Plan.	S-1/A	333-239490	10.3	July 13, 2020

10.6+	Confirmatory Employment Letter between the Registrant and Jason Lettmann.	8-K	001-39386	10.1	September 6, 2023

10.7+	Confirmatory Employment Letter between the Registrant and Jaume Pons, Ph.D.	8-K	001-39386	10.2	September 6, 2023

10.8+	Confirmatory Offer Letter between the Registrant and Peter García.	S-1/A	333-239490	10.6	July 13, 2020

10.9+	Confirmatory Offer Letter between the Registrant and Shelly Pinto.	10-K	001-39386	10.6	February 28, 2022

10.10+	Confirmatory Offer Letter between the Registrant and Sophia Randolph, M.D., Ph.D.	S-1/A	333-239490	10.8	July 13, 2020

10.11+	Executive Incentive Compensation Plan.	S-1/A	333-239490	10.9	July 13, 2020

10.12+	Form of Change in Control and Severance Agreement.	S-1/A	333-239490	10.11	July 13, 2020

10.13	Exclusive (Equity) Agreement between the Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of March 24, 2015, as amended on April 24, 2015 and May 15, 2015.	S-1	333-239490	10.12	June 26, 2020

10.14	Amended and Restated Research and Development Services Agreement, dated as of June 18, 2018, between ALX Oncology Inc. and Tollnine, Inc., incorporating Amendment No. 1, dated as of May 3, 2019.	S-1	333-239490	10.14	June 26, 2020

10.15	Research and Development Services Agreement, dated as of June 25, 2020, between the Registrant and Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc.).	S-1	333-239490	10.15	June 26, 2020

10.16+	Outside Director Compensation Policy.	10-Q	001-39386	10.1	May 11, 2023

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

21.1	List of subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

ALX ONCOLOGY HOLDINGS INC.

Date: March 7, 2024	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Lettmann and Peter Garcia, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Lettmann	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Jason Lettmann

/s/ Jaume Pons	President, Chief Scientific Officer and Director	March 7, 2024
Jaume Pons, Ph.D.

/s/ Peter Garcia	Chief Financial Officer (Principal Financial Officer)	March 7, 2024
Peter Garcia

/s/ Shelly Pinto	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2024
Shelly Pinto

/s/ Corey Goodman	Executive Chairman of the Board of Directors	March 7, 2024
Corey Goodman, Ph.D.

/s/ Rekha Hemrajani	Director	March 7, 2024
Rekha Hemrajani

/s/ Jack Nielsen	Director	March 7, 2024
Jack Nielsen

/s/ Itziar Canamasas	Director	March 7, 2024
Itziar Canamasas, Ph.D.

/s/ Scott Garland	Director	March 7, 2024
Scott Garland

/s/ Sophia Randolph	Director	March 7, 2024
Sophia Randolph, M.D., Ph.D.