Form 10-Q
period 2024-03-31
ALX ONCOLOGY HOLDINGS INC
filed 2024-05-09
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 52,100,107 shares of common stock outstanding, $0.001 par value per share.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$14,041	$22,406
Short-term investments	143,396	160,330
Prepaid expenses and other current assets	10,427	5,923
Total current assets	167,864	188,659
Property and equipment, net	3,441	3,589
Long-term investments	27,049	35,411
Other assets	14,296	14,894
Total assets	$212,650	$242,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,227	$8,591
Payable and accrued liabilities due to related party	375	543
Accrued expenses and other current liabilities	25,626	26,867
Total current liabilities	32,228	36,001
Term loan, non-current	9,703	9,639
Other non-current liabilities	6,524	7,201
Total liabilities	48,455	52,841
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 50,277,193 and 49,951,989 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	50	50
Additional paid-in capital	685,970	675,678
Accumulated other comprehensive loss	28	256
Accumulated deficit	(521,853)	(486,272)
Total stockholders’ equity	164,195	189,712
Total liabilities and stockholders’ equity	$212,650	$242,553

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$31,717	$24,763
General and administrative	6,045	7,440
Total operating expenses	37,762	32,203
Loss from operations	(37,762)	(32,203)
Interest income	2,622	2,311
Interest expense	(427)	(387)
Other income (expense), net	(14)	95
Net loss	$(35,581)	$(30,184)
Net loss per share, basic and diluted	$(0.71)	$(0.74)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	50,120,758	40,862,513

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(35,581)	$(30,184)
Other comprehensive gain (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	(228)	757
Total comprehensive loss	$(35,809)	$(29,427)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	49,951,989	$50	$675,678	$256	$(486,272)	$189,712
Issuance of common stock under equity incentive plans	113,385	—	237	—	—	237
Issuance of common stock through ATM offering, net of commissions of $0.1 million	211,819	—	3,024	—	—	3,024
Stock-based compensation	—	—	7,031	—	—	7,031
Unrealized loss on available-for-sale investments	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	(35,581)	(35,581)
Balance as of March 31, 2024	50,277,193	$50	$685,970	$28	$(521,853)	$164,195

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464
Issuance of common stock under equity incentive plans	1,663	—	—	—	—	—
Stock-based compensation	—	—	6,351	—	—	6,351
Unrealized gain on available-for-sale investments	—	—	—	757	—	757
Net loss	—	—	—	—	(30,184)	(30,184)
Balance as of March 31, 2023	40,863,049	$41	$596,086	$(88)	$(355,651)	$240,388

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(35,581)	$(30,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	213
Non-cash lease costs	449	305
Stock-based compensation	7,031	6,351
Net accretion of discounts on investments	(1,553)	(1,114)
Accretion of term loan discount and issuance costs	64	61
Loss on disposal of fixed asset	10	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,504)	170
Other assets	149	1,177
Accounts payable	(2,326)	1,767
Payable and accrued liabilities due to related party	(168)	(820)
Accrued expenses and other current liabilities	(1,079)	(5,551)
Other non-current liabilities	(630)	(191)
Net cash used in operating activities	(37,924)	(27,816)
Investing activities
Purchase of investments	(31,285)	(72,204)
Maturities of investments	57,906	115,189
Purchase of property and equipment	(148)	(690)
Net cash provided by investing activities	26,473	42,295
Financing activities
Proceeds from ATM offering, net of commissions	3,024	—
Proceeds from exercise of stock options under equity incentive plan	237	—
Principal payments on finance leases	(175)	(107)
Net cash provided by (used in) financing activities	3,086	(107)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,365)	14,372
Cash, cash equivalents and restricted cash at beginning of year	22,472	48,888
Cash, cash equivalents and restricted cash at end of period	$14,107	$63,260

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,335	$1,711

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$14,041	$63,194
Restricted cash (included in other assets)	66	66
Total cash and cash equivalents and restricted cash	$14,107	$63,260

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

ALX Oncology Holdings Inc. is incorporated in Delaware. ALX Oncology Limited, incorporated in Ireland, is a wholly-owned subsidiary of ALX Oncology Holdings Inc. ALX Oncology Inc., incorporated in Delaware, is a wholly-owned subsidiary of ALX Oncology Limited. Alexo International Holdings Limited, incorporated in Malta, is a wholly-owned subsidiary of ALX Oncology Inc. All the companies, except for ALX Oncology Holdings Inc., are collectively known as the Subsidiaries.

As of March 31, 2024, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

The condensed consolidated balance sheet as of March 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2024.

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

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

None.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures.

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$11,640	$—	$—	$11,640
Short-term investments
U.S. Treasury securities	Level 1	74,583	24	(15)	74,592
U.S. government agency securities	Level 2	14,184	11	(21)	14,174
Corporate debt securities	Level 2	27,938	15	(20)	27,933
Commercial paper	Level 2	26,593	9	(6)	26,596
Asset-backed securities	Level 2	101	—	—	101
Long-term investments
U.S. Treasury securities	Level 1	9,815	—	(12)	9,803
Corporate debt securities	Level 2	17,203	49	(6)	17,246
Total		$182,057	$108	$(80)	$182,085

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,591	$—	$—	$15,591
Corporate debt securities	Level 2	4,489	1	—	4,490
Short-term investments
U.S. Treasury securities	Level 1	74,790	80	(20)	74,850
U.S. government agency securities	Level 2	28,215	—	(38)	28,177
Corporate debt securities	Level 2	21,881	24	(3)	21,902
Commercial paper	Level 2	34,967	22	(9)	34,980
Asset-backed securities	Level 2	423	—	(2)	421
Long-term investments					—
U.S. Treasury securities	Level 1	14,737	75	—	14,812
U.S. government agency securities	Level 2	3,009	31	—	3,040
Asset-backed securities	Level 2	17,464	95	—	17,559
Total		$215,566	$328	$(72)	$215,822

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Cash equivalents	$11,640	$20,081
Short-term investments	143,396	160,330
Long-term investments	27,049	35,411
Total	$182,085	$215,822

Cash and cash equivalents in the above table excludes bank account cash of $2.4 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Maturing in one year or less	$155,036	$180,411
Maturing after one year through five years	27,049	35,411
Total	$182,085	$215,822

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months ended March 31, 2024 and 2023 and there were no financial instruments classified as Level 3 as of March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, accrued interest receivable related to the Company’s investments of $1.1 million and $1.0 million, respectively, was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of March 31, 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of March 31, 2024 and 2023, no allowance for credit losses for the Company’s investments was recorded. As of March 31, 2024 and December 31, 2023, securities with a fair value of $0.1 million and $5.9 million, respectively, were in a continuous net unrealized loss position for more than 12 months. As of March 31, 2024 and 2023, the Company has not recognized any impairment losses on available-for-sale investments.

(4) BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following table presents the components of property and equipment, net as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Leasehold improvements	$2,513	$2,513
Laboratory equipment	1,757	1,733
Computer hardware and software	452	414
Furniture and fixtures	166	166
Property and equipment, gross	4,888	4,826
Less: accumulated depreciation	(1,447)	(1,237)
Property and equipment, net	$3,441	$3,589

Depreciation was $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Other Assets

The following table presents the components of other assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Long-term prepaid clinical expenses	$6,879	$7,442
Operating lease right-of-use assets	4,647	4,847
Finance lease right-of-use assets	2,157	2,405
Long-term prepaid contract manufacturing costs	413	—
Other	200	200
Total other assets	$14,296	$14,894

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accrued clinical and nonclinical study costs	$11,428	$8,873
Accrued contract manufacturing	9,312	9,543
Accrued compensation and related expenses	2,488	6,067
Accrued property and equipment	182	179
Other	2,216	2,205
Total accrued expenses and other current liabilities	$25,626	$26,867

(5) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of March 31, 2024, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of March 31, 2024 (in thousands, except lease term and discount rate):

	March 31, 2024
	Operating Leases	Finance Leases
2024	$954	$792
2025	1,305	1,056
2026	1,187	440
2027	912	—
2028	939	—
Thereafter	1,130	—
Total lease payments	6,427	2,288
Less: imputed interest	(1,371)	(205)
Total lease liabilities	$5,056	$2,083

Lease liabilities: current (i)	$872	$914
Lease liabilities: non-current (ii)	4,184	1,169
Total lease liabilities	$5,056	$2,083

Weighted average remaining lease term (in years)	5.2	2.2
Weighted average discount rate	8.7%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$311	$318
Variable lease cost and other, net (i)	167	116
Short-term lease cost	8	3
Finance lease cost:
Amortization of right-of-use assets	249	112
Interest	47	1
Total lease costs	$782	$550

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$313	$310
Operating cash flows from finance leases	$41	$1
Financing cash flows from finance leases	$175	$107

(6) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, as amended, the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million and has access to draw an additional $40.0 million through the end of June 2024. The Loan Agreement provides for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024.

During the three months ended March 31, 2024 and 2023, interest expense incurred in connection with the Loan Agreement was $0.3 million and $0.3 million, respectively.

As of March 31, 2024, we were in compliance with all financial reporting covenants under the Loan Agreement.

As of March 31, 2024, the future maturities under the Loan Agreement are as follows (in thousands):

March 31, 2024
2024	$—
2025	435
2026	5,217
2027	4,948
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(727)
Less: unaccreted final payment costs	(170)
Term loan, non-current, net	$9,703

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of March 31, 2024 and December 31, 2023, the Company had 50,277,193 and 49,951,989 shares of common stock outstanding, respectively.

Common stock reserved for future issuance as of March 31, 2024 consists of the following:

March 31, 2024
Stock options issued and outstanding	9,870,347
Stock options authorized for future issuance	1,625,753
Employee Stock Purchase Plan shares authorized for future issuance	1,065,389
RSUs issued and outstanding	1,263,321
PSUs issued and outstanding	365,000
Total	14,189,810

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Sales Agreement), under which it may offer and sell shares of the Company's common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company's sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of March 31, 2024, the Company had issued approximately 211,819 shares of common stock pursuant to the Sales Agreement for net proceeds of $3.0 million. The Company may terminate this ATM program at any time, pursuant to its terms.

Pre-Funded Warrants

In October 2023, we completed an underwritten follow-on public offering (the October 2023 Offering) pursuant to our shelf registration statement, which provides for aggregate offerings of up to $450.0 million of the Company’s securities. As part of the October 2023 underwritten public offering, the Company issued pre-funded warrants to certain investors to purchase 1,250,000 shares of common stock in an underwritten public offering at a public offering price of $6.379 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.001 per share.

As of March 31, 2024 and December 31, 2023, respectively, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 10 “Net Loss Per Share”).

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

On January 1, 2024, the number of shares available under the 2020 Plan was increased by 1,998,080 shares.

Performance-Based Restricted Stock Units

In February 2024, the Company granted 365,000 performance-based restricted stock units, or PSUs, to certain employees under the 2020 Plan. The PSUs are subject to both performance-based and service-based vesting conditions with a fair value based on the closing price of the underlying common stock on the date of grant. Each PSU is split into two tranches with each tranche having performance goals based on the achievement of pre-determined clinical milestones that result in the shares attributable to such tranche being eligible for vesting, subject to the service-based vesting condition. The service-based vesting condition is satisfied on the one-year anniversary of the performance achievement date for each tranche and is subject to the employee’s continuous service through such vesting date. Upon vesting, each PSU will automatically convert into one share of the Company’s common stock. If the performance condition for a tranche is not met by March 31, 2025, the shares attributable to such tranche will be forfeited.

Compensation expense for awards with performance-based vesting requirements are recognized on a tranche-by-tranche basis based on the grant date fair value over the requisite service period using the accelerated attribution method if and when the performance condition is deemed to be probable of being achieved. At each reporting period, the Company will assess the probability of the performance condition being met for each tranche and, as applicable, recognize the cumulative effect of the change in estimate in the period of the change.

As of March 31, 2024, the Company determined that the achievement of the performance conditions for each tranche of PSUs was not probable. As a result, no compensation expense has been recognized for these awards as of and for the three months ended March 31, 2024.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$4,998	$3,214
General and administrative	2,033	3,137
Total	$7,031	$6,351

(9) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac, and with ScalmiBio, Inc., or ScalmiBio. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024. During the three months ended March 31, 2024, there were no material changes to these agreements.

Tallac Service Agreement

In each of the three months ended March 31, 2024 and 2023, the Company recorded a nominal amount and $0.1 million, respectively, as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement.

Tallac Collaboration Agreement

During the three months ended March 31, 2024 and 2023, the Company recorded $0.4 million and $0.7 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement.

As of March 31, 2024 and December 31, 2023, the Company had accrued expenses of $0.4 million and $0.5 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

ScalmiBio Milestone Payments

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

During the three months ended March 31, 2024, the Company made a $1.0 million milestone payment, as a result of selecting a development candidate, to the stockholders of ScalmiBio, including 31.7%, or $0.3 million, to the Company’s former Chief Executive Officer and current Chief Scientific Officer and President, and 63.5%, or $0.6 million, to another employee of the Company. This milestone payment was recorded as R&D costs within the condensed consolidated statements of operations.

(10) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(35,581)	$(30,184)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	50,120,758	40,862,513
Net loss per share, basic and diluted	$(0.71)	$(0.74)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Stock options issued and outstanding	9,870,347	6,511,136
RSUs issued and outstanding	1,263,321	793,088
PSUs issued and outstanding	365,000	—
Employee Stock Purchase Plan estimated shares issuable	1,146	14,962
Total	11,499,814	7,319,186

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2024.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of March 31, 2024, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of March 31, 2024 (in thousands):

	March 31, 2024
	Total	2024 (remaining nine months)	2025-2026	2027-2028	Thereafter
Manufacturing and service contracts	$11,379	$10,563	$799	$17	$—
Total	$11,379	$10,563	$799	$17	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $2.0 million. In addition, the Company has commitments with one other pharmaceutical contract manufacturer, including certain future purchase obligations of approximately $9.3 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company has issued an additional 1,794,091 shares of common stock as part of its ATM offering program and received net proceeds of approximately $26.2 million, after deducting commissions. The Company may terminate this ATM program at any time, pursuant to its terms.

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

Evorpacept’s design has several additional advantages that we believe will make it broadly applicable to treating a number of oncology indications. Due to the inactive Fc, evorpacept is specifically designed for use in combination with other anti-cancer agents that provide a positive immune-stimulating signal. We believe evorpacept has a favorable tolerability profile that may enable higher dosing levels and greater combination potential with other leading anti-cancer agents.

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

Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL) and the recent clinical data of our IST collaborator from the ongoing Phase 1/2 investigator-sponsored trial (IST) of evorpacept in combination with rituximab and lenalidomide (-R2) patients with relapsed refractory B-cell NHL (R/R B-NHL) provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

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
This mechanistic hypothesis was tested and ultimately not supported in our clinical trial, ASPEN-02, a Phase 1b dose optimization study evaluating evorpacept in combination with azacitidine for the treatment of MDS. Initial support for exploring this mechanism was provided by Phase 1b initial clinical data of magrolimab, an anti-CD47 antibody with active Fc, being developed by Gilead, which showed improvements in complete response (CR) rate compared to historical data, but also to a significant increase in cytopenias. As we reported in August 2023, in our preliminary data review of our Phase 1 study, ASPEN-02, despite being well tolerated, evorpacept did not yield sufficient activity to support progression to Phase 2 trials. Gilead has since discontinued its Phase 3 magrolimab trials with this combination in both acute myeloid leukemia (AML) and MDS due to lack of efficacy. Based upon trial results, we are no longer planning to pursue combinations based upon this mechanism of action. Resources originally earmarked for these trials will be allocated to support our ongoing programs evaluating combinations with anti-cancer antibodies and PD-1/PD-L1 immune checkpoint inhibitors.

We are pursuing the following clinical programs, collaborations, and investigator-sponsored trials:

Evorpacept

Combination with anti-cancer antibody

▪
ASPEN-06 - Gastric/GEJ Cancer
o
In January 2020, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of patients with HER2-overexpressing advanced gastric or GEJ adenocarcinoma with disease progression on or after prior trastuzumab and fluoropyrimidine or platinum containing chemotherapy.
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

Combination with antibody-drug conjugate (ADC)

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

Combination with anti-cancer antibody or ADC

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
o
In April 2024, MD Anderson Cancer Center reported clinical data from the ongoing Phase 1/2 IST of evorpacept in combination with R2 in patients with R/R B-NHL. The new data were presented in an oral presentation at the 2024 American Association for Cancer Research (“AACR”) Annual Meeting. The clinical trial enrolled a total of 20 patients with indolent (n=18) and aggressive (n=2) R/R B-NHL where all patients had received prior rituximab and 72% had received prior chemoimmunotherapy. Patients received evorpacept 30 mg/kg Q2W (n=3) or 60 mg/kg Q4W (n=17) in combination with standard R2 treatment. The regimen was well tolerated, and there were no dose-limiting toxicities. Patients with indolent R/R B-NHL (n=18) had a best ORR of 94% and a CRR of 83%. The median duration of response was not reached.
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

Early Pipeline Programs

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
o
In February 2024, we filed an investigative new drug (“IND”) application for ALTA-002 and in March 2024, the FDA cleared the IND to evaluate ALTA-002 in a Phase 1 clinical trial for patients with advanced solid tumors.
▪
ADC Program
o
With our acquisition of ScalmiBio, Inc. (ScalmiBio) in October 2021, we are developing ADC drug candidates based on our expertise in protein engineering and oncology.
o
In January 2024, we declared a development candidate based on ScalmiBio acquired technology, triggering the first milestone payment to ScalmiBio stockholders.

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

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement provides us with flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in an at-the-market (ATM) offering. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of March 31, 2024, we had issued approximately 211,819 shares of common stock pursuant to the Sales Agreement for net proceeds of $3.0 million. Subsequent to March 31, 2024, we have sold 1,794,091 shares of common stock pursuant to the Sales Agreement for approximately $26.2 million in net proceeds. We may terminate this ATM program at any time, pursuant to its terms.

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

From inception through March 31, 2024, we have raised an aggregate of $616.5 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering, $9.3 million were net proceeds from borrowings under the Loan Agreement, $58.9 million were net proceeds from our follow-on offering in October 2023, and $3.0 million were net proceeds from our ATM offering.

We have incurred net losses in each year since inception. Our net losses were $35.6 million and $30.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $521.9 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Almost all of our research and development expenses to date have been related to the clinical development of our lead product candidate, evorpacept. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates and developing new product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research conducted internally and through the contract with Tallac Therapeutics, as further described in Note 9 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$31,717	$24,763	$6,954	28%
General and administrative	6,045	7,440	(1,395)	-19%
Total operating expenses	37,762	32,203	5,559	17%
Loss from operations	(37,762)	(32,203)	(5,559)	17%
Interest income	2,622	2,311	311	13%
Interest expense	(427)	(387)	(40)	10%
Other income (expense), net	(14)	95	(109)	-115%
Net loss	$(35,581)	$(30,184)	$(5,397)	18%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
Clinical and development costs	$17,537	$14,726	$2,811	19%
Preclinical costs	819	893	(74)	-8%
Personnel and related costs	5,896	4,879	1,017	21%
Stock-based compensation expense	4,998	3,214	1,784	56%
Other research costs	2,467	1,051	1,416	135%
Total research and development expenses	$31,717	$24,763	$6,954	28%

R&D expenses increased by $7.0 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to (i) an increase of $2.8 million in clinical and development costs primarily due to $2.9 million in clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, evorpacept, (ii) an increase of $1.0 million in personnel and related costs primarily driven by headcount growth, (iii) an increase of $1.8 million in stock-based compensation expense of which $1.2 million was due to a reclassification of stock-based compensation from G&A to R&D because of the change in roles for our former Chief Executive Officer who transitioned to Chief Scientific Officer in September 2023 and the remaining amount was due to additional awards granted since March 31, 2023, and (iv) an increase of $1.4 million in other research costs of which $1.0 million was due to a development milestone payment to ScalmiBio stockholders and $0.2 million was due to additional VAT fees related to companion drugs purchased for use in our clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
Personnel and related costs	$1,612	$1,754	$(142)	-8%
Stock-based compensation expense	2,033	3,137	(1,104)	-35%
Other general and administrative costs	2,400	2,549	(149)	-6%
Total general and administrative expenses	$6,045	$7,440	$(1,395)	-19%

G&A expenses decreased by $1.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to (i) a decrease of $1.1 million in stock-based compensation expense primarily due to a reclassification of stock-based compensation from G&A to R&D as described above under R&D expenses, (ii) a decrease of $0.1 million in other G&A costs from a reduction in corporate insurance due to lower premiums, and (iii) a decrease of $0.1 million in personnel and related costs primarily driven by terminations in the current quarter and in the fourth quarter of 2023.

Interest Income

Interest income increased by $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to higher interest rates.

Interest Expense

Interest expense remained flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other Income (Expense), Net

Other income (expense), net decreased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to absence in the current period of other income from an immaterial service contract, under which the Company provides R&D services for another company.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of March 31, 2024, we had cash, cash equivalents and short-term and long-term investments of $184.5 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had an accumulated deficit of $521.9 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
macroeconomic conditions, such as inflation, economic downturns, disasters, and medical or public health crises; and
•
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, bank failures or instability in the financial services sector, or geopolitical risks, which may exacerbate the magnitude of the factors discussed above.

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

In December 2021, we entered into the Sales Agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our ATM offering program. In March 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amended Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. During the quarter ended March 31, 2024, we sold an aggregate of 211,819 shares of common stock under our Sales Agreement for net proceeds of $3.0 million, after deducting commissions. Subsequent to March 31, 2024, we have sold an additional 1,794,091 shares of common stock pursuant to the Sales Agreement for approximately $26.2 million in net proceeds. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

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

We believe our existing cash, cash equivalents, short-term and long-term investments, and recent use of the ATM program along with the ability to draw down an additional $40 million of our term loan at our discretion will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(37,924)	$(27,816)
Investing activities	26,473	42,295
Financing activities	3,086	(107)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,365)	$14,372

Operating Activities

In the three months ended March 31, 2024, net cash used in operating activities of $37.9 million was attributable to a net loss of $35.6 million and a change in our net operating assets and liabilities of $8.6 million, offset by non-cash charges of $6.2 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $3.6 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $0.1 million, (iii) an increase in prepaid and other current assets of $4.5 million and (iv) a decrease in other non-current liabilities of $0.6 million. Non-cash charges consisted primarily of stock-based compensation expense of $7.0 million, non-cash lease costs of $0.4 million, and depreciation and amortization costs of $0.2 million offset by net amortization of premiums and accretion of discounts on investments of $1.6 million.

In the three months ended March 31, 2023, net cash used in operating activities of $27.8 million was attributable to a net loss of $30.2 million and a change in net operating assets and liabilities of $3.4 million, offset by non-cash charges of $5.8 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $4.6 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $1.2 million, (iii) a decrease in prepaid and other current assets of $0.2 million and (iv) a decrease in other non-current liabilities of $0.2 million. Non-cash charges consisted primarily of stock-based compensation expense of $6.4 million and non-cash lease costs of $0.3 million offset by net amortization of premiums and accretion of discounts on investments of $1.1 million.

Investing Activities

In the three months ended March 31, 2024, net cash provided by investing activities of $26.5 million was attributable to cash received for maturities of investments of $57.9 million offset by purchases of short-term and long-term investments of $31.3 million and purchases of property and equipment of $0.1 million.

In the three months ended March 31, 2023, net cash provided by investing activities of $42.3 million was attributable to cash received for maturities of investments of $115.2 million offset by purchases of short-term and long-term investments of $72.2 million and purchases of property and equipment of $0.7 million.

Financing Activities

In the three months ended March 31, 2024, net cash provided by financing activities of $3.1 million was attributable to proceeds from our ATM offering program of $3.0 million and proceeds from the exercise of stock options under equity incentive plans of $0.2 million offset by principal payments on finance leases of $0.2 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

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

As of March 31, 2024, we had cash, cash equivalents and investments of $184.5 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of March 31, 2024, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for services with payments denominated in foreign currencies, primarily the euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10.0% increase or decrease in current exchange rates would not have a material impact on our financial results.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2024. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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
▪
The outbreaks or public health crises, such as the COVID-19 pandemic, geopolitical unrest related to Russia’s war with Ukraine, and war and instability in Israel and the surrounding region could adversely impact our business including our ongoing and planned clinical trials and preclinical research;

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $35.6 million and $30.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $521.9 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2024, we had cash, cash equivalents and investments of $184.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, and ability to draw down an additional $40 million of our term loan at our discretion, will be sufficient to fund our operations into early 2026. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The term loans under the Loan Agreement mature on October 1, 2027. We will begin to make principal payments in equal monthly installments beginning on December 1, 2025, and if either of the milestone related tranche term loans are funded, then we will begin to make principal payments in equal monthly installments beginning on December 1, 2026. The term loans accrue interest at a floating rate as described elsewhere in this report, and interest is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full or in part in increments of $10.0 million, with various prepayment premiums. Upon the earlier of prepayment or maturity of any term loan, we are required to pay a fee of 6.0% of the original principal amount of such funded term loan, and a contingency fee may apply in connection with a prepayment of such term loan under certain circumstances. We are also obligated to pay other customary fees for a loan facility of this type and size.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as head and neck squamous cell carcinoma, or HNSCC, gastric/gastroesophageal junction, or GEJ, carcinoma, urothelial cancer, breast cancer, NHL, or multiple myeloma. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

The Tallac Services Agreement terminates in June 2024. When our services relationship with Tallac Therapeutics terminates, hiring additional internal research and development employees will involve additional efforts and costs and could divert management’s time and focus. In addition, there is a natural transition period to train new employees. As a result, delays may occur, which can materially impact our ability to meet our desired preclinical timelines. Since Tallac Therapeutics is an early-stage company with a limited operating history, it may face challenges to its business and cease to operate, and we may need to hire employees on an accelerated timeline and on less favorable terms. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and results of operations.

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

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal after four years and it may be modified or revoked in the interim. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. Any existing data transfer arrangement that relies on the previous version of the Standard Contractual Clauses needs to be updated by March 21, 2024. While we believe we are currently compliant with the new Standard Contractual Clauses, the data transfers enforcement landscape and the EU-U.S. DPF’s longer term stability remain uncertain, which could increase our compliance costs.

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

As of March 31, 2024, we had 74 employees, including 61 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five or fifteen years. The United States has also enacted the Inflation Reduction Act of 2022, which introduced, among other provisions and a 1% excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. The Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been implemented into the domestic laws of European Union member countries. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our amended Shelf Registration Statement, declared effective by the SEC on May 31, 2022, provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through the at-the-market (ATM) offering. During the quarter ended March 31, 2024, we sold an aggregate of 211,819 shares of common stock under our ATM offering. Subsequent to March 31, 2024, the Company has issued an additional 1,794,091 shares of common stock as part of its ATM offering program and received net proceeds of approximately $26.2 million, after deducting commissions. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, rising interest rates, uncertainty in the financial services industry, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, war and instability in Israel and the surrounding region, and bank failures or instability in the financial services sector on the global economy.

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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, or if such actions cause broader disruption in drug manufacturing and related industries that impact drug product availability or pricing, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

On October 10, 2023, we completed the October 2023 Offering for the sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of March 31, 2024, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33.4% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Sales of equity securities may be made under our Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the follow-on public offering. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. We were no longer an “emerging growth company” as of December 31, 2021 and as such, pursuant to Section 404(b) of SOX, our independent registered public accounting firm attested to the effectiveness of our internal control over financial reporting as of December 31, 2021. While we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Upon a change in status to an accelerated or large-accelerated filer, our independent registered public accounting firm would be required to attest to the effectiveness of our internal control over financial reporting as of the filing of the Form 10-K of that year. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not and therefore we may be less likely to detect deficiencies in our internal controls over financial reporting in the future and during any fiscal year for which we remain a non-accelerated filer.

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

Item 5. Other Information

During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On January 11, 2024, Sophia Randolph, our Chief Medical Officer and director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 144,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 9, 2025, or earlier if all transactions under the trading arrangement are completed. At this time, Dr. Randolph’s previous Rule 10b5-1 trading arrangement dated January 10, 2023 providing for the sale from time to time of an aggregate of up to 149,000 shares of our common stock was cancelled.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

ALX ONCOLOGY HOLDINGS INC.

Date: May 9, 2024	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)