Form 10-Q
period 2024-06-30
ALX ONCOLOGY HOLDINGS INC
filed 2024-08-12
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 52,671,790 shares of common stock outstanding, $0.001 par value per share.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$15,534	$22,406
Short-term investments	141,189	160,330
Prepaid expenses and other current assets	11,989	5,923
Total current assets	168,712	188,659
Property and equipment, net	3,316	3,589
Long-term investments	29,475	35,411
Other assets	13,115	14,894
Total assets	$214,618	$242,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,146	$8,591
Payable and accrued liabilities due to related party	226	543
Accrued expenses and other current liabilities	30,077	26,867
Total current liabilities	38,449	36,001
Term loan, non-current	9,769	9,639
Other non-current liabilities	7,083	7,201
Total liabilities	55,301	52,841
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 52,452,749 and 49,951,989 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	52	50
Additional paid-in capital	720,590	675,678
Accumulated other comprehensive income (loss)	(73)	256
Accumulated deficit	(561,252)	(486,272)
Total stockholders’ equity	159,317	189,712
Total liabilities and stockholders’ equity	$214,618	$242,553

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$34,653	$29,482	$66,370	$54,245
General and administrative	6,872	7,295	12,917	14,735
Total operating expenses	41,525	36,777	79,287	68,980
Loss from operations	(41,525)	(36,777)	(79,287)	(68,980)
Interest income	2,563	2,666	5,185	4,977
Interest expense	(429)	(372)	(856)	(759)
Other (expense) income, net	(8)	324	(22)	419
Net loss	$(39,399)	$(34,159)	$(74,980)	$(64,343)
Net loss per share, basic and diluted	$(0.76)	$(0.84)	$(1.47)	$(1.57)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	51,831,157	40,875,457	50,969,089	40,869,021

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(39,399)	$(34,159)	$(74,980)	$(64,343)
Other comprehensive gain (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	(101)	(224)	(329)	533
Total comprehensive loss	$(39,500)	$(34,383)	$(75,309)	$(63,810)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	49,951,989	$50	$675,678	$256	$(486,272)	$189,712
Issuance of common stock under equity incentive plans	113,385	—	237	—	—	237
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.1 million	211,819	—	3,024	—	—	3,024
Stock-based compensation	—	—	7,031	—	—	7,031
Unrealized loss on available-for-sale investments	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	(35,581)	(35,581)
Balance as of March 31, 2024	50,277,193	50	685,970	28	(521,853)	164,195
Issuance of common stock under equity incentive plans	321,753	—	861	—	—	861
Issuance of common stock under employee stock purchase plan	59,712	—	306	—	—	306
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.8 million	1,794,091	2	26,201	—	—	26,203
Stock-based compensation	—	—	7,252	—	—	7,252
Unrealized loss on available-for-sale investments	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(39,399)	(39,399)
Balance as of June 30, 2024	52,452,749	$52	$720,590	$(73)	$(561,252)	$159,317

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464
Issuance of common stock under equity incentive plans	1,663	—	—	—	—	—
Stock-based compensation	—	—	6,351	—	—	6,351
Unrealized gain on available-for-sale investments	—	—	—	757	—	757
Net loss	—	—	—	—	(30,184)	(30,184)
Balance as of March 31, 2023	40,863,049	41	596,086	(88)	(355,651)	240,388
Issuance of common stock under equity incentive plans	76,210	—	112	—	—	112
Issuance of common stock under employee stock purchase plan	52,920	—	338	—	—	338
Stock-based compensation	—	—	6,237	—	—	6,237
Unrealized loss on available-for-sale investments	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(34,159)	(34,159)
Balance as of June 30, 2023	40,992,179	$41	$602,773	$(312)	$(389,810)	$212,692

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net loss	$(74,980)	$(64,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434	420
Non-cash lease costs	851	611
Stock-based compensation	14,283	12,588
Net accretion of discounts on investments	(2,870)	(2,764)
Accretion of term loan discount and issuance costs	130	123
Loss on disposal of fixed asset	10	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,066)	(1,963)
Other assets	1,915	3,425
Accounts payable	(443)	(3,944)
Payable and accrued liabilities due to related party	(317)	(1,390)
Accrued expenses and other current liabilities	3,660	(1,802)
Other non-current liabilities	(1,097)	(488)
Net cash used in operating activities	(64,490)	(59,527)
Investing activities
Purchase of investments	(94,249)	(118,730)
Maturities of investments	121,867	169,667
Purchase of property and equipment	(238)	(2,429)
Net cash provided by investing activities	27,380	48,508
Financing activities
Proceeds from ATM offering, net of commissions and offering costs of $0.9 million	29,227	—
Proceeds from exercise of stock options under equity incentive plan	1,098	112
Proceeds from issuance of common stock under employee stock purchase plan	306	338
Principal payments on finance leases	(393)	(214)
Net cash provided by financing activities	30,238	236
Net decrease in cash, cash equivalents and restricted cash	(6,872)	(10,783)
Cash, cash equivalents and restricted cash at beginning of year	22,472	48,888
Cash, cash equivalents and restricted cash at end of period	$15,600	$38,105

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,340	$75
Right-of-use asset acquired under finance leases	$1,035	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$15,534	$38,039
Restricted cash (included in other assets)	66	66
Total cash and cash equivalents and restricted cash	$15,600	$38,105

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

As of June 30, 2024, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

The condensed consolidated balance sheet as of June 30, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company’s adoption of ASU 2020-06 on January 1, 2024 did not have an impact on its condensed consolidated financial statements and related disclosures.

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

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$13,986	$—	$—	$13,986
Short-term investments
U.S. Treasury securities	Level 1	68,064	2	(47)	68,019
U.S. government agency securities	Level 2	6,037	4	(5)	6,036
Corporate debt securities	Level 2	53,279	27	(37)	53,269
Commercial paper	Level 2	13,872	—	(7)	13,865
Asset-backed securities	Level 2	—	—	—	—
Long-term investments
U.S. Treasury securities	Level 1	14,278	14	(6)	14,286
U.S. government agency securities	Level 2	3,500	—	(5)	3,495
Corporate debt securities	Level 2	11,707	—	(13)	11,694
Total		$184,723	$47	$(120)	$184,650

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,591	$—	$—	$15,591
Corporate debt securities	Level 2	4,489	1	—	4,490
Short-term investments
U.S. Treasury securities	Level 1	74,790	80	(20)	74,850
U.S. government agency securities	Level 2	28,215	—	(38)	28,177
Corporate debt securities	Level 2	21,881	24	(3)	21,902
Commercial paper	Level 2	34,967	22	(9)	34,980
Asset-backed securities	Level 2	423	—	(2)	421
Long-term investments					—
U.S. Treasury securities	Level 1	14,737	75	—	14,812
U.S. government agency securities	Level 2	3,009	31	—	3,040
Asset-backed securities	Level 2	17,464	95	—	17,559
Total		$215,566	$328	$(72)	$215,822

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Cash equivalents	$13,986	$20,081
Short-term investments	141,189	160,330
Long-term investments	29,475	35,411
Total	$184,650	$215,822

Cash and cash equivalents in the above table excludes bank account cash of $1.5 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Maturing in one year or less	$155,175	$180,411
Maturing after one year through five years	29,475	35,411
Total	$184,650	$215,822

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months and six months ended June 30, 2024 and 2023 and there were no financial instruments classified as Level 3 as of June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, accrued interest receivable related to the Company’s investments of $1.2 million and $1.0 million, respectively, was included in prepaid expenses and other current assets on the condensed consolidated balance sheet. In addition, as of June 30, 2024, receivable related to the Company’s matured investments of $5.0 million was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of June 30, 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of June 30, 2024 and 2023, no allowance for credit losses for the Company’s investments was recorded. As of June 30, 2024 and December 31, 2023, securities with a fair value of $3.0 million and $5.9 million, respectively, were in a continuous net unrealized loss position for more than 12 months. As of June 30, 2024 and 2023, the Company has not recognized any impairment losses on available-for-sale investments.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Interest and other receivables	$6,240	$996
Prepaid clinical expenses	4,314	3,049
Prepaid expenses	1,051	830
Prepaid insurance	69	609
Other current assets	315	439
Total prepaid expenses and other current assets	$11,989	$5,923

Property and Equipment, Net

The following table presents the components of property and equipment, net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Leasehold improvements	$2,513	$2,513
Laboratory equipment	1,819	1,733
Computer hardware and software	485	414
Furniture and fixtures	166	166
Property and equipment, gross	4,983	4,826
Less: accumulated depreciation	(1,667)	(1,237)
Property and equipment, net	$3,316	$3,589

Depreciation was $0.2 million for the three months ended June 30, 2024 and 2023. Depreciation was $0.4 million for the six months ended June 30, 2024 and 2023.

Other Assets

The following table presents the components of other assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Long-term prepaid clinical expenses	$5,113	$7,442
Operating lease right-of-use assets	4,442	4,847
Finance lease right-of-use assets	2,946	2,405
Long-term prepaid contract manufacturing costs	414	—
Other	200	200
Total other assets	$13,115	$14,894

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accrued contract manufacturing	$13,190	$9,543
Accrued clinical and nonclinical study costs	10,412	8,873
Accrued compensation and related expenses	3,870	6,067
Accrued property and equipment	186	179
Other	2,419	2,205
Total accrued expenses and other current liabilities	$30,077	$26,867

(5) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of June 30, 2024, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of June 30, 2024 (in thousands, except lease term and discount rate):

	June 30, 2024
	Operating Leases	Finance Leases
2024	$638	$528
2025	1,305	1,056
2026	1,187	1,056
2027	912	616
2028	939	—
Thereafter	1,130	—
Total lease payments	6,111	3,256
Less: imputed interest	(1,264)	(400)
Total lease liabilities	$4,847	$2,856

Lease liabilities: current (i)	$897	$846
Lease liabilities: non-current (ii)	3,950	2,010
Total lease liabilities	$4,847	$2,856

Weighted average remaining lease term (in years)	5.0	3.1
Weighted average discount rate	8.8%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$311	$317	$622	$635
Variable lease cost and other, net (i)	131	103	298	219
Short-term lease cost	3	3	11	6
Finance lease cost:
Amortization of right-of-use assets	197	112	446	224
Interest	50	1	97	2
Total lease costs	$692	$536	$1,474	$1,086

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$629	$621
Operating cash flows from finance leases	$87	$2
Financing cash flows from finance leases	$393	$214
Right-of-use asset acquired under leases
Finance leases	$1,035	$—

(6) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, as amended, the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million. Under the original terms of the Loan Agreement, the Company had the right to draw an additional $40.0 million through the end of June 2024. The original terms of the Loan Agreement provided for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The Company decided not to draw down on any portion of the $40.0 million available under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. An additional $25.0 million is also available at the Lenders’ sole discretion.

The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024.

During the three months ended June 30, 2024 and 2023, interest expense incurred in connection with the Loan Agreement was $0.3 million. During the six months ended June 30, 2024 and 2023, interest expense incurred in connection with the Loan Agreement was $0.6 million.

As of June 30, 2024, the Company was in compliance with all financial reporting covenants under the Loan Agreement.

As of June 30, 2024, the future maturities under the Loan Agreement are as follows (in thousands):

June 30, 2024
2024	$—
2025	435
2026	5,217
2027	4,948
2028	—
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(671)
Less: unaccreted final payment costs	(160)
Term loan, non-current, net	$9,769

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of June 30, 2024 and December 31, 2023, the Company had 52,452,749 and 49,951,989 shares of common stock outstanding, respectively, and no shares of undesignated preferred stock outstanding, respectively.

Common stock reserved for future issuance as of June 30, 2024 consists of the following:

June 30, 2024
Stock options issued and outstanding	10,054,943
Stock options authorized for future issuance	1,239,570
Employee Stock Purchase Plan shares authorized for future issuance	1,005,677
RSUs issued and outstanding	1,150,655
PSUs issued and outstanding	357,500
Total	13,808,345

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Sales Agreement), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of June 30, 2024, the Company had issued approximately 2,005,910 shares of common stock pursuant to the Sales Agreement for net proceeds of $29.2 million. The Company may terminate this ATM program at any time, pursuant to its terms.

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

As of June 30, 2024 and December 31, 2023, respectively, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 10 “Net Loss Per Share”).

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

As of June 30, 2024, the Company determined that the achievement of the performance conditions for each tranche of PSUs was not probable. As a result, no compensation expense has been recognized for these awards as of and for the three months and six months ended June 30, 2024.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$4,910	$3,069	$9,908	$6,283
General and administrative	2,342	3,168	4,375	6,305
Total	$7,252	$6,237	$14,283	$12,588

(9) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac, and with ScalmiBio, Inc., or ScalmiBio. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024. During the three months and six months ended June 30, 2024, there were no material changes to these agreements.

Tallac Service Agreement

During the three months ended June 30, 2024 and 2023, the Company recorded a nominal amount and $0.1 million, respectively, as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement. During the six months ended June 30, 2024 and 2023, the Company recorded a nominal amount and $0.2 million, respectively, as R&D costs in relation to the Tallac Services Agreement. Per contractual terms, the Tallac Services Agreement terminated on July 1, 2024.

Tallac Collaboration Agreement

During the three months ended June 30, 2024 and 2023, the Company recorded $0.2 million and $0.3 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement. During the six months ended June 30, 2024 and 2023, the Company recorded $0.6 million and $1.0 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

As of June 30, 2024 and December 31, 2023, the Company had accrued expenses of $0.2 million and $0.5 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

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

During the three months and six months ended June 30, 2024, the Company made no milestone payment and $1.0 million milestone payment, respectively, as a result of selecting a development candidate, to the stockholders of ScalmiBio, including 31.7%, or $0.3 million, to the Company’s former Chief Executive Officer and current Chief Scientific Officer and President, and 63.5%, or $0.6 million, to another employee of the Company. This milestone payment was recorded as R&D costs within the condensed consolidated statements of operations.

(10) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(39,399)	$(34,159)	$(74,980)	$(64,343)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	51,831,157	40,875,457	50,969,089	40,869,021
Net loss per share, basic and diluted	$(0.76)	$(0.84)	$(1.47)	$(1.57)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months and six months ended June 30, 2024 and 2023 because including them would have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2024	2023
Stock options issued and outstanding	10,054,943	6,648,245
RSUs issued and outstanding	1,150,655	714,705
PSUs issued and outstanding	357,500	—
Total	11,563,098	7,362,950

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2024.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of June 30, 2024, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of June 30, 2024 (in thousands):

	June 30, 2024
	Total	2024 (remaining six months)	2025-2026	2027-2028	Thereafter
Manufacturing and service contracts	$5,090	$3,788	$1,252	$50	$—
Total	$5,090	$3,788	$1,252	$50	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $2.4 million. In addition, the Company has commitments with one other pharmaceutical contract manufacturer, including certain future purchase obligations of approximately $2.7 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENTS

On August 5, 2024, the Board of Directors of the Company (the “Board”) appointed Alan Sandler, M.D. to serve as a Class III director of the Board for a term expiring at the 2026 annual meeting of stockholders and as a member of the Audit Committee and Compensation Committee of the Board.

In addition, on August 5, 2024, Jaume Pons, Ph.D., and Sophia Randolph, M.D., Ph.D., resigned as members of the Company’s Board. Dr. Pons’ and Dr. Randolph’s resignations were to focus on their current senior leadership roles at the Company as the President and Chief Scientific Officer and the Chief Medical Officer of the Company, respectively, and did not result from any disagreements with the Board or the Company. In connection with the changes to the Board, the Board decreased its size to six directors.

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
The topline data in our randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel), or Evo-TRP, versus TRP in second line or later HER2-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. As reported in July 2024, based upon data cutoff as of 24 May 2024:

o
Evo-TRP achieved a confirmed overall response rate (ORR) of 40.3% compared to 26.6% for the TRP control arm and demonstrated a median duration of response of 15.7 months compared to 7.6 months in the intent to treat population
o
In the pre-specified population of patients with fresh HER2-positive biopsies, Evo-TRP showed the greatest response with an ORR of 54.8% vs. 23.1% in the TRP control arm, suggesting HER2-expression strongly correlates with evorpacept efficacy and validates its mechanism of action
o
Evorpacept in combination with TRP was generally well tolerated and consistent with TRP control
o
Evorpacept is the first CD47 blocker to show promising and durable response with a well-tolerated safety profile in a prospective randomized trial

Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL) and the recent clinical data of our IST collaborator from the ongoing Phase 1/2 investigator-sponsored trial (IST) of evorpacept in combination with rituximab and lenalidomide patients with relapsed refractory B-cell NHL (R/R B-NHL) provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

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
o
In October 2023, we announced positive prespecified interim Phase 2 clinical data from our ASPEN-06 clinical trial. This prespecified interim analysis reported results from 54 randomized patients with second and third line gastric/GEJ cancer, including patients previously treated with fam-trastuzumab deruxtecan-nxki and checkpoint inhibitors. A confirmed overall response rate (ORR) of 52% was demonstrated for Evo-TRP treatment arm compared to 22% for the TRP control arm. Median duration of response (mDOR) was not reached for the Evo-TRP treatment arm compared to 7.4 months for the control group. The safety profile of evorpacept was consistent with previous clinical trials and was well-tolerated.
o
In July 2024, we announced the topline data from the multi-center, international ASPEN-06 Phase 2 clinical trial evaluating Evo-TRP treatment arm against TRP control arm for the treatment of patients with HER2-positive gastric/GEJ cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. This topline data reported results from 127 randomized patients with second and third line gastric/GEJ cancer and were generally well-balanced across arms based on prespecified stratification factors including line of therapy, prior ENHERTU use, Asia region, tumor location (GC or GEJ), HER2 expression level, and having HER2-positive disease based upon a tissue biopsy after anti-HER2 treatment. A confirmed overall response rate (ORR) of 40.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm. Median duration of response (DOR) was 15.7 months for the Evo-TRP treatment arm and 7.6 months for the TRP control arm in the full trial population. In patients with fresh HER2-positive biopsies (n=48), Evo-TRP demonstrated an ORR of 54.8% compared to 23.1% for the TRP control.

Combination with antibody-drug conjugate (ADC)

▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an ADC, enfortumab vedotin-ejfv (“EV”), for the second-line treatment of locally advanced or metastatic UC.

o
In June 2024, interim Phase 1 data were presented in a poster presentation at the 2024 American Society of Cancer Oncology (“ASCO”) Annual Meeting. The ASCO poster presentation data-cut reported an unconfirmed ORR of 59% (n=22) with evorpacept plus EV (EV single agent ORR benchmark is 41%). Following the April data cut-off, four additional response evaluable patients yielded an unconfirmed ORR of 61% (n=26) including two confirmed complete responses and six confirmed partial responses. These findings represent the first evorpacept combination data with an ADC from ASPEN-07’s ongoing, open-label, single-arm, clinical trial of evorpacept in combination with EV in patients with locally advanced or metastatic urothelial cancer. Continued follow-up for patients who are EV-naïve on ASPEN-07 is ongoing and, enrollment of a new cohort of patients who have received prior EV has begun.

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

Collaborations and Investigator-Sponsored Trials (ISTs)

Combination with anti-cancer antibody or ADC

▪
Jazz Pharmaceuticals plc - Breast Cancer
o
Our collaborator, Jazz Pharmaceuticals plc (Jazz), is sponsoring and managing an ongoing Phase 1 trial of zanidatamab, a HER2-targeted anti-cancer antibody, for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept (Zanidatamab Trial). We announced the dosing of the first patient in this trial in October 2021.
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
▪
Quantum Leap Healthcare Collaborative - I-SPY Trial - Breast Cancer
o
Our collaborator, Quantum Leap Healthcare Collaborative (Quantum Leap), is sponsoring and managing an ongoing Phase 1 trial (I-SPY) to evaluate evorpacept in combination with fam-trastuzumab deruxtecan-nxki for the treatment of patients with unresectable or metastatic HER2-positive and HER2-low breast cancer. We announced the dosing of the first patient in March 2023.
▪
MD Anderson Cancer Center - Non-Hodgkin Lymphoma
o
In 2021, an IST of evorpacept was initiated in combination with rituximab and lenalidomide (R2) for the treatment of patients with indolent and aggressive NHL, sponsored by MD Anderson Cancer Center in Texas. We announced the dosing of the first patient in September 2021.
o
In April 2024, MD Anderson Cancer Center reported clinical data from the ongoing Phase 1/2 IST of evorpacept in combination with R2 in patients with R/R B-NHL. The new data were presented in an oral presentation at the 2024 American Association for Cancer Research (“AACR”) Annual Meeting. The Phase 1 part of the clinical trial enrolled a total of 20 patients with indolent (n=18) and aggressive (n=2) R/R B-NHL where all patients had received prior rituximab and 72% had received prior chemoimmunotherapy. Patients received evorpacept 30 mg/kg Q2W (n=3) or 60 mg/kg Q4W (n=17) in combination with standard R2 treatment. The regimen was well tolerated, and there were no dose-limiting toxicities. Patients with indolent R/R B-NHL (n=18) had a best ORR of 94% and a CRR of 83%. The median duration of response was not reached. The Phase 2 part of the clinical trial is actively accruing treatment naïve patients in the 1L setting.

▪
Sanofi - Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of SARCLISA® (isatuximab), an anti-cancer antibody, and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma.

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
o
In June 2024, Phase 2 data were presented in a poster presentation at the 2024 ASCO Annual Meeting.

Combination with PD-1/PD-L1 immune checkpoint inhibitor

▪
University of Pittsburgh - Ovarian Cancer
o
In 2023, a Phase 2 IST of evorpacept was initiated in combination with liposomal doxorubicin and pembrolizumab in patients with recurrent platinum-resistant ovarian cancer, sponsored by the University of Pittsburgh in Pennsylvania. We announced the dosing of the first patient in May 2023.
▪
University of California San Diego - Oropharyngeal Cancer
o
In April 2024, a Phase 2 IST of evorpacept was initiated in combination with neoadjuvant radiation and pembrolizumab in patients with previously untreated and early-stage locally advanced, resectable, human papillomavirus-mediated oropharyngeal cancer, sponsored by the University of California San Diego.

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

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement provides us with flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in an at-the-market (ATM) offering. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of June 30, 2024, we had issued approximately 2,005,910 shares of common stock pursuant to the Sales Agreement for net proceeds of $29.2 million. We may terminate this ATM program at any time, pursuant to its terms.

In October 2022, we entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (SVB) (collectively, the Lenders). Upon closing of the Loan Agreement, we drew $10.0 million. Under the original terms of the Loan Agreement, we had the right to draw an additional $40.0 million through the end of 2023. A further $50.0 million was potentially available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. The Company received net proceeds of $9.3 million from the issuance of the term loan, after deducting debt issuance costs of approximately $0.7 million.

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

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. An additional $25.0 million is also available at the Lenders’ sole discretion.

From inception through June 30, 2024, we have raised an aggregate of $642.7 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement, $58.9 million were net proceeds from our follow-on offering in October 2023, and $29.2 million were net proceeds from our ATM offering.

We have incurred net losses in each year since inception. Our net losses were $39.4 million and $34.2 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $561.3 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Operating expenses:
Research and development	$34,653	$29,482	$5,171	18%	$66,370	$54,245	$12,125	22%
General and administrative	6,872	7,295	(423)	-6%	12,917	14,735	(1,818)	-12%
Total operating expenses	41,525	36,777	4,748	13%	79,287	68,980	10,307	15%
Loss from operations	(41,525)	(36,777)	(4,748)	13%	(79,287)	(68,980)	(10,307)	15%
Interest income	2,563	2,666	(103)	-4%	5,185	4,977	208	4%
Interest expense	(429)	(372)	(57)	15%	(856)	(759)	(97)	13%
Other (expense) income, net	(8)	324	(332)	-102%	(22)	419	(441)	-105%
Net loss	$(39,399)	$(34,159)	$(5,240)	15%	$(74,980)	$(64,343)	$(10,637)	17%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Clinical and development costs	$20,370	$20,637	$(267)	-1%	$37,907	$35,363	$2,544	7%
Preclinical costs	2,334	622	1,712	275%	3,153	1,515	1,638	108%
Personnel and related costs	5,677	4,479	1,198	27%	11,573	9,358	2,215	24%
Stock-based compensation expense	4,910	3,069	1,841	60%	9,908	6,283	3,625	58%
Other research costs	1,362	675	687	102%	3,829	1,726	2,103	122%
Total research and development expenses	$34,653	$29,482	$5,171	18%	$66,370	$54,245	$12,125	22%

R&D expenses increased by $5.2 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to (i) an increase of $1.7 million in preclinical costs for development of new targets, (ii) an increase of $1.2 million in personnel and related costs primarily driven by headcount growth, (iii) an increase of $1.8 million in stock-based compensation expense of which $1.2 million was due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as a result of the change in roles for our former Chief Executive Officer who transitioned to Chief Scientific Officer in September 2023 and the remaining amount was due to additional awards granted since June 30, 2023, and (iv) an increase of $0.7 million in other research costs primarily due to absence of VAT refunds in the current quarter compared to prior year quarter. These increases were offset by a decrease of $0.3 million in clinical and development costs primarily due to reaching the Jazz Collaboration agreement maximum spending limit.

Research and development expenses increased by $12.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to (i) an increase of $2.5 million in clinical and development costs primarily due to $3.5 million in clinical costs from an increase in the number of active trials and patient enrollment as well as manufacturing of clinical trial materials to support a higher number of active clinical trials and future expected patient enrollment related to the advancement of our lead product candidate, evorpacept, offset by a decrease of $0.6 million related to reaching the maximum spending limit under the Jazz Collaboration and a decrease of $0.3 million related to the Tallac Collaboration for costs related to the IND filing, for which the primary work was completed in the prior years, (ii) an increase of $1.6 million in preclinical costs for development of new targets, (iii) an increase of $2.2 million in personnel and related costs due primarily to an increase driven by headcount growth, (iv) an increase of $3.6 million in stock-based compensation expense of which $2.3 million was due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as a result of the change in roles for our former Chief Executive Officer who transitioned to Chief Scientific Officer in September 2023 and the remaining amount was due to additional awards granted since June 30, 2023, and (v) an increase of $2.1 million in other research costs of which $1.0 million was due to a development milestone payment to ScalmiBio stockholders and of which $0.7 million was due to VAT refunds received in prior year that were not present in the current year.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel and related costs	$1,805	$1,661	$144	9%	$3,417	$3,415	$2	0%
Stock-based compensation expense	2,342	3,168	(826)	-26%	4,375	6,305	(1,930)	-31%
Other general and administrative costs	2,725	2,466	259	11%	5,125	5,015	110	2%
Total general and administrative expenses	$6,872	$7,295	$(423)	-6%	$12,917	$14,735	$(1,818)	-12%

G&A expenses decreased by $0.4 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $0.8 million in stock-based compensation expense primarily due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as described above under R&D expenses, offset by an increase of $0.3 million in other G&A costs from accounting consulting costs and an increase of $0.1 million in personnel and related costs primarily driven by headcount growth.

G&A expenses decreased by $1.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to a decrease of $1.9 million in stock-based compensation expense primarily due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as described above under R&D expenses.

Interest Income

Interest income decreased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to lower cash and investment balances during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Interest income increased by $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to higher interest rates.

Interest Expense

Interest expense increased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and by $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increases were primarily attributable to higher interest rates.

Other (Expense) Income, Net

Other (expense) income, net decreased by $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to absence in the current period of other income from an immaterial service contract, under which the Company provides R&D services for another company.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of June 30, 2024, we had cash, cash equivalents and short-term and long-term investments of $186.2 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had an accumulated deficit of $561.3 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In December 2021, we entered into the Sales Agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our ATM offering program. In March 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amended Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of June 30, 2024, we sold an aggregate of 2,005,910 shares of common stock under our Sales Agreement for net proceeds of $29.2 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

In October 2022, we entered into the Loan Agreement as described above. Upon closing of the Loan Agreement, we drew $10.0 million. Under the original terms of the Loan Agreement, we had the right to draw an additional $40.0 million through the end of 2023. A further $50.0 million was potentially available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Lenders’ sole discretion. For a description of the terms of the Loan Agreement, see “Note 6. Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On May 31, 2023, we entered into a second amendment to the Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB-First Citizens from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

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

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. An additional $25.0 million is also available at the Lenders’ sole discretion.

We believe our existing cash, cash equivalents, short-term and long-term investments, and recent use of the ATM program will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(64,490)	$(59,527)
Investing activities	27,380	48,508
Financing activities	30,238	236
Net decrease in cash, cash equivalents and restricted cash	$(6,872)	$(10,783)

Operating Activities

In the six months ended June 30, 2024, net cash used in operating activities of $64.5 million was attributable to a net loss of $75.0 million and a change in our net operating assets and liabilities of $2.3 million, offset by non-cash charges of $12.8 million. The change in operating assets and liabilities was primarily due to (i) an increase in accounts payable and accrued expenses and other current liabilities of $2.9 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $1.9 million, (iii) an increase in prepaid and other current assets of $6.1 million and (iv) a decrease in other non-current liabilities of $1.1 million. Non-cash charges consisted primarily of stock-based compensation expense of $14.3 million, non-cash lease costs of $0.9 million, and depreciation and amortization costs of $0.4 million offset by net amortization of premiums and accretion of discounts on investments of $2.9 million.

In the six months ended June 30, 2023, net cash used in operating activities of $59.5 million was attributable to a net loss of $64.3 million and a change in net operating assets and liabilities of $6.2 million, offset by non-cash charges of $11.0 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $7.1 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $3.4 million, (iii) an increase in prepaid and other current assets of $2.0 million and (iv) a decrease in other non-current liabilities of $0.5 million. Non-cash charges consisted primarily of stock-based compensation expense of $12.6 million and non-cash lease costs of $0.6 million offset by net amortization of premiums and accretion of discounts on investments of $2.8 million.

Investing Activities

In the six months ended June 30, 2024, net cash provided by investing activities of $27.4 million was attributable to cash received for maturities of investments of $121.9 million offset by purchases of short-term and long-term investments of $94.2 million and purchases of property and equipment of $0.2 million.

In the six months ended June 30, 2023, net cash provided by investing activities of $48.5 million was attributable to cash received for maturities of investments of $169.7 million offset by purchases of short-term and long-term investments of $118.7 million and purchases of property and equipment of $2.4 million.

Financing Activities

In the six months ended June 30, 2024, net cash provided by financing activities of $30.2 million was attributable to proceeds from our ATM offering program of $29.2 million, proceeds from the exercise of stock options under equity incentive plans of $1.1 million, and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million, offset by principal payments on finance leases of $0.4 million.

In the six months ended June 30, 2023, net cash provided by financing activities was $0.2 million, attributable to proceeds from the exercise of stock options under equity incentive plans of $0.1 million and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million and by principal payments on finance leases of $0.2 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

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

As of June 30, 2024, we had cash, cash equivalents and investments of $186.2 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of June 30, 2024, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2024. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $39.4 million and $34.2 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $561.3 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2024, we had cash, cash equivalents and investments of $186.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations into early 2026. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million. A further $90.0 million may become available to us, with a total of $65.0 million available upon the achievement of pre-determined development milestones, split equally between each of the two tranches, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as head and neck squamous cell carcinoma, or HNSCC, gastric/gastroesophageal junction, or GEJ, carcinoma, urothelial cancer, breast cancer, NHL, multiple myeloma, or colorectal cancer. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials such as our July 2024 announcement of topline Phase 2 ASPEN-06 clinical trial results of evorpacept for the treatment of advanced HER2-Positive gastric cancer. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Further, interim, topline and preliminary data include certain assumptions, estimations, calculations and conclusions as part of our analyses of data available at that time, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. Some may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If evorpacept or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, in ALX-Oncology-sponsored clinical trials, the most common adverse events of any grade associated with evorpacept (frequency ≥20%) are fatigue, anemia, nausea, and diarrhea. These events have been reported across the program in patients administered evorpacept as a single agent, in combination with pembrolizumab, trastuzumab, rituximab, or azacitidine and as a multiproduct regimen in combination with pembrolizumab, platinum, and 5 FU, or in combination with trastuzumab, ramucirumab, and paclitaxel, or in combination with azacitidine + venetoclax. Such side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of evorpacept or any of our future product candidates, including in combination with therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol Myers Squibb, Coherus BioSciences, Gilead Sciences, GSK plc, Incyte Corporation, Merck, Merck KGaA, Novartis, Pfizer, Regeneron Pharmaceuticals and Roche/Genentech. Newly approved therapeutics could change the treatment paradigm or standard of care, which could negatively impact the design of our clinical trials and the prospects of our product candidates.

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

We previously relied on Tallac Therapeutics Inc., a third-party service provider, to conduct substantially all of our preclinical research activities for evorpacept. If we are unable to successfully transition preclinical research activities in-house, there may be disruptions or delays to our evorpacept development pipeline and our business could be harmed.

We have the ability to independently conduct our preclinical research activities but we previously relied on a third-party service provider to conduct all of our preclinical research activities for evorpacept. Effective as of July 1, 2020, we transferred our preclinical research capabilities at such time and nine of our employees, including a former Chief Scientific Officer, to Tallac Therapeutics Inc., a third-party service provider, formerly known as Tollnine, Inc., or Tallac Therapeutics, and entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics. Under the terms of the Tallac Services Agreement, Tallac Therapeutics provided preclinical research services to us for the cost of these services plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement terminated on July 1, 2024.

If we are unable to successfully transition preclinical research activities in-house, our preclinical research efforts and studies may be extended or delayed, and there may be disruptions or delays to our evorpacept development pipeline. As a result, our evorpacept product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party strategic partners, to monitor, support, conduct and oversee preclinical studies and clinical trials of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll subjects on a timely basis or otherwise conduct our clinical trials as planned. In addition, there is no guarantee that these third parties will devote adequate time and resources to our clinical trials or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. For example, these third parties may be adversely impacted by outbreaks and public health crises, such as the COVID-19 pandemic. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA or other regulatory agencies. Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the U.S. Supreme Court’s overturn of the Chevron doctrine, and other legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets and other proprietary information. Trade secrets and know-how can be difficult to protect. Trade secrets and know-how can also in some instances be independently derived or reverse-engineered by a third party. We maintain the confidentiality of trade secrets and proprietary information in part by entering into confidentiality agreements with our employees, consultants, other service providers, including former service provider Tallac Therapeutics, strategic partners and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies in addition to our service provider agreements, such as the Tallac Services Agreement, also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and even when we obtain these agreements, individuals with whom we have these agreements may not comply with their terms. Any of the parties to these agreements may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. We may also become involved in inventorship disputes relating to inventions and patents developed by our employees, consultants, contractors and other service providers, including former service provider Tallac Therapeutics, under such agreements. To the extent that our employees, consultants, contractors or other service providers use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all.

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
▪
there may be a challenge or dispute regarding inventorship or ownership of patents or trade secrets currently identified as being owned by or licensed to us, including disputes that may arise from our previous reliance on Tallac Therapeutics as the sole provider of our preclinical research services and the intellectual property generated under the Tallac Services Agreement; or
▪
third parties may seek approval to market biosimilar versions of our future approved products prior to the expiration of relevant patents owned by or licensed to us under the Biologics Price Competition and Innovation Act of 2009, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.

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

As of June 30, 2024, we had 81 employees, including 65 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our amended Shelf Registration Statement, declared effective by the SEC on May 31, 2022, provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through the at-the-market (ATM) offering. During the quarter ended June 30, 2024, we sold an aggregate of 2,005,910 shares of common stock under our ATM offering. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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

As of June 30, 2024, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 24.7% of our outstanding voting stock.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our last fiscal quarter, none of our officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

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

ALX ONCOLOGY HOLDINGS INC.

Date: August 12, 2024	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2024	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)