Form 10-Q
period 2024-09-30
ALX ONCOLOGY HOLDINGS INC
filed 2024-11-07
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 52,743,104 shares of common stock outstanding, $0.001 par value per share.

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
▪
the impact of the COVID-19 pandemic, interest rate changes, bank failures or instability in the financial services sector, or geopolitical risks on our business;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,102	$22,406
Short-term investments	132,472	160,330
Prepaid expenses and other current assets	7,321	5,923
Total current assets	155,895	188,659
Property and equipment, net	3,112	3,589
Long-term investments	14,036	35,411
Other assets	12,672	14,894
Total assets	$185,715	$242,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,891	$8,591
Payable and accrued liabilities due to related party	63	543
Accrued expenses and other current liabilities	24,386	26,867
Total current liabilities	32,340	36,001
Term loan, non-current	9,835	9,639
Other non-current liabilities	6,733	7,201
Total liabilities	48,908	52,841
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 52,743,104 and 49,951,989 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	53	50
Additional paid-in capital	728,150	675,678
Accumulated other comprehensive income (loss)	563	256
Accumulated deficit	(591,959)	(486,272)
Total stockholders’ equity	136,807	189,712
Total liabilities and stockholders’ equity	$185,715	$242,553

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$26,471	$45,766	$92,841	$100,011
General and administrative	6,096	7,509	19,013	22,244
Total operating expenses	32,567	53,275	111,854	122,255
Loss from operations	(32,567)	(53,275)	(111,854)	(122,255)
Interest income	2,303	2,677	7,488	7,654
Interest expense	(446)	(391)	(1,302)	(1,150)
Other income (expense), net	3	(1)	(19)	418
Net loss	$(30,707)	$(50,990)	$(105,687)	$(115,333)
Net loss per share, basic and diluted	$(0.58)	$(1.24)	$(2.05)	$(2.82)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	52,693,878	41,147,938	51,544,501	40,963,015

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(30,707)	$(50,990)	$(105,687)	$(115,333)
Other comprehensive gain, net of tax:
Unrealized gain on available-for-sale investments	636	86	307	619
Total comprehensive loss	$(30,071)	$(50,904)	$(105,380)	$(114,714)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	49,951,989	$50	$675,678	$256	$(486,272)	$189,712
Issuance of common stock under equity incentive plans	113,385	—	237	—	—	237
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.1 million	211,819	—	3,024	—	—	3,024
Stock-based compensation	—	—	7,031	—	—	7,031
Unrealized loss on available-for-sale investments	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	(35,581)	(35,581)
Balance as of March 31, 2024	50,277,193	50	685,970	28	(521,853)	164,195
Issuance of common stock under equity incentive plans	321,753	—	861	—	—	861
Issuance of common stock under employee stock purchase plan	59,712	—	306	—	—	306
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.8 million	1,794,091	2	26,201	—	—	26,203
Stock-based compensation	—	—	7,252	—	—	7,252
Unrealized loss on available-for-sale investments	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(39,399)	(39,399)
Balance as of June 30, 2024	52,452,749	$52	$720,590	$(73)	$(561,252)	$159,317
Issuance of common stock under equity incentive plans	290,355	1	533	—	—	534
Issuance of common stock through ATM offering, net of commissions and offering costs	—	—	75	—	—	75
Stock-based compensation	—	—	6,952	—	—	6,952
Unrealized gain on available-for-sale investments	—	—	—	636	—	636
Net loss	—	—	—	—	(30,707)	(30,707)
Balance as of September 30, 2024	52,743,104	$53	$728,150	$563	$(591,959)	$136,807

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464
Issuance of common stock under equity incentive plans	1,663	—	—	—	—	—
Stock-based compensation	—	—	6,351	—	—	6,351
Unrealized gain on available-for-sale investments	—	—	—	757	—	757
Net loss	—	—	—	—	(30,184)	(30,184)
Balance as of March 31, 2023	40,863,049	41	596,086	(88)	(355,651)	240,388
Issuance of common stock under equity incentive plans	76,210	—	112	—	—	112
Issuance of common stock under employee stock purchase plan	52,920	—	338	—	—	338
Stock-based compensation	—	—	6,237	—	—	6,237
Unrealized loss on available-for-sale investments	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(34,159)	(34,159)
Balance as of June 30, 2023	40,992,179	$41	$602,773	$(312)	$(389,810)	$212,692
Issuance of common stock under equity incentive plans	159,640	—	—	—	—	—
Stock-based compensation	—	—	6,964	—	—	6,964
Unrealized gain on available-for-sale investments	—	—	—	86	—	86
Net loss	—	—	—	—	(50,990)	(50,990)
Balance as of September 30, 2023	41,151,819	$41	$609,737	$(226)	$(440,800)	$168,752

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(105,687)	$(115,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	629
Non-cash lease costs	1,312	920
Stock-based compensation	21,235	19,552
Net accretion of discounts on investments	(3,920)	(4,606)
Accretion of term loan discount and issuance costs	196	186
Loss on disposal of fixed asset	10	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,418)	(4,310)
Other assets	2,170	4,215
Accounts payable	(637)	4,942
Payable and accrued liabilities due to related party	(480)	(1,385)
Accrued expenses and other current liabilities	(1,730)	6,491
Other non-current liabilities	(1,575)	(1,987)
Net cash used in operating activities	(89,866)	(90,686)
Investing activities
Purchase of investments	(102,962)	(171,619)
Maturities of investments	156,422	234,068
Purchase of property and equipment	(387)	(1,126)
Net cash provided by investing activities	53,073	61,323
Financing activities
Proceeds from ATM offering, net of commissions and offering costs of $0.8 million	29,302	—
Proceeds from exercise of stock options under equity incentive plan	1,632	112
Proceeds from issuance of common stock under employee stock purchase plan	306	338
Principal payments on finance leases	(751)	(325)
Net cash provided by financing activities	30,489	125
Net decrease in cash, cash equivalents and restricted cash	(6,304)	(29,238)
Cash, cash equivalents and restricted cash at beginning of year	22,472	48,888
Cash, cash equivalents and restricted cash at end of period	$16,168	$19,650

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,211	$1,376
Right-of-use asset acquired under finance leases	$1,309	$1,187

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$16,102	$19,584
Restricted cash (included in other assets)	66	66
Total cash and cash equivalents and restricted cash	$16,168	$19,650

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

As of September 30, 2024, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

The condensed consolidated balance sheet as of September 30, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,013	$—	$—	$15,013
Short-term investments
U.S. Treasury securities	Level 1	65,920	227	—	66,147
U.S. government agency securities	Level 2	3,077	13	—	3,090
Corporate debt securities	Level 2	61,015	255	—	61,270
Commercial paper	Level 2	1,962	3	—	1,965
Asset-backed securities	Level 2	—	—	—	—
Long-term investments
U.S. Treasury securities	Level 1	4,922	61	—	4,983
U.S. government agency securities	Level 2	3,500	—	(1)	3,499
Corporate debt securities	Level 2	5,549	5	—	5,554
Total		$160,958	$564	$(1)	$161,521

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,591	$—	$—	$15,591
Corporate debt securities	Level 2	4,489	1	—	4,490
Short-term investments
U.S. Treasury securities	Level 1	74,790	80	(20)	74,850
U.S. government agency securities	Level 2	28,215	—	(38)	28,177
Corporate debt securities	Level 2	21,881	24	(3)	21,902
Commercial paper	Level 2	34,967	22	(9)	34,980
Asset-backed securities	Level 2	423	—	(2)	421
Long-term investments
U.S. Treasury securities	Level 1	14,737	75	—	14,812
U.S. government agency securities	Level 2	3,009	31	—	3,040
Asset-backed securities	Level 2	17,464	95	—	17,559
Total		$215,566	$328	$(72)	$215,822

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Cash equivalents	$15,013	$20,081
Short-term investments	132,472	160,330
Long-term investments	14,036	35,411
Total	$161,521	$215,822

Cash and cash equivalents in the above table excludes bank account cash of $1.1 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Maturing in one year or less	$147,485	$180,411
Maturing after one year through five years	14,036	35,411
Total	$161,521	$215,822

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months and nine months ended September 30, 2024 and 2023 and there were no financial instruments classified as Level 3 as of September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, accrued interest receivable related to the Company’s investments of $1.2 million and $1.0 million, respectively, was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of September 30, 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of September 30, 2024 and 2023, no allowance for credit losses for the Company’s investments was recorded. As of September 30, 2024 and December 31, 2023, securities with a fair value of zero and $5.9 million, respectively, were in a continuous net unrealized loss position for more than 12 months. As of September 30, 2024 and 2023, the Company has not recognized any impairment losses on available-for-sale investments.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid clinical expenses	$2,917	$3,049
Interest and investment receivables	1,183	996
Prepaid expenses	1,150	830
Prepaid insurance	846	609
Other current assets	1,225	439
Total prepaid expenses and other current assets	$7,321	$5,923

Property and Equipment, Net

The following table presents the components of property and equipment, net as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Leasehold improvements	$2,513	$2,513
Laboratory equipment	1,828	1,733
Computer hardware and software	496	414
Furniture and fixtures	166	166
Property and equipment, gross	5,003	4,826
Less: accumulated depreciation	(1,891)	(1,237)
Property and equipment, net	$3,112	$3,589

Depreciation was $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation was $0.7 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Other Assets

The following table presents the components of other assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Long-term prepaid clinical expenses	$5,113	$7,442
Operating lease right-of-use assets	4,234	4,847
Finance lease right-of-use assets	2,966	2,405
Long-term prepaid contract manufacturing costs	159	—
Other	200	200
Total other assets	$12,672	$14,894

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accrued clinical and nonclinical study costs	$10,144	$8,873
Accrued contract manufacturing	7,007	9,543
Accrued compensation and related expenses	4,643	6,067
Accrued property and equipment	189	179
Other	2,403	2,205
Total accrued expenses and other current liabilities	$24,386	$26,867

(5) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of September 30, 2024, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of September 30, 2024 (in thousands, except lease term and discount rate):

	September 30, 2024
	Operating Leases	Finance Leases
2024	$319	$264
2025	1,305	1,056
2026	1,187	1,056
2027	912	616
2028	939	—
Thereafter	1,130	—
Total lease payments	5,792	2,992
Less: imputed interest	(1,161)	(100)
Total lease liabilities	$4,631	$2,892

Lease liabilities: current (i)	$923	$943
Lease liabilities: non-current (ii)	3,708	1,949
Total lease liabilities	$4,631	$2,892

Weighted average remaining lease term (in years)	4.8	2.8
Weighted average discount rate	8.9%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$311	$317	$933	$952
Variable lease cost and other, net (i)	131	128	429	347
Short-term lease cost	3	2	14	8
Finance lease cost:
Amortization of right-of-use assets	254	114	700	338
Interest	63	9	160	11
Total lease costs	$762	$570	$2,236	$1,656

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$948	$931
Operating cash flows from finance leases	$169	$3
Financing cash flows from finance leases	$751	$325
Right-of-use asset acquired under leases
Finance leases	$1,309	$1,187

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

During the three months ended September 30, 2024 and 2023, interest expense incurred in connection with the Loan Agreement was $0.3 million and $0.3 million respectively. During the nine months ended September 30, 2024 and 2023, interest expense incurred in connection with the Loan Agreement was $0.9 million and $0.8 million respectively.

As of September 30, 2024, the Company was in compliance with all financial reporting covenants under the Loan Agreement.

As of September 30, 2024, the future maturities under the Loan Agreement are as follows (in thousands):

September 30, 2024
2024	$—
2025	435
2026	5,217
2027	4,948
2028	—
Total future maturities	10,600
Less: current portion of term loan	—
Total term loan, net of current portion	10,600
Less: unamortized debt issuance costs	(616)
Less: unaccreted final payment costs	(149)
Term loan, non-current, net	$9,835

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of September 30, 2024 and December 31, 2023, the Company had 52,743,104 and 49,951,989 shares of common stock outstanding, respectively, and no shares of undesignated preferred stock outstanding, respectively.

Common stock reserved for future issuance as of September 30, 2024 consists of the following:

September 30, 2024
Stock options issued and outstanding	10,089,807
Stock options authorized for future issuance	1,038,768
Employee Stock Purchase Plan shares authorized for future issuance	1,005,677
RSUs issued and outstanding	1,026,238
PSUs issued and outstanding	357,500
Total	13,517,990

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Sales Agreement), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of September 30, 2024, the Company had issued approximately 2,005,910 shares of common stock pursuant to the Sales Agreement for net proceeds of $29.3 million. The Company may terminate this ATM program at any time, pursuant to its terms.

Pre-Funded Warrants

In October 2023, the Company completed an underwritten follow-on public offering (the October 2023 Offering) pursuant to a shelf registration statement, which provides for aggregate offerings of up to $450.0 million of the Company’s securities. As part of the October 2023 underwritten public offering, the Company issued pre-funded warrants to certain investors to purchase 1,250,000 shares of common stock in an underwritten public offering at a public offering price of $6.379 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.001 per share.

As of September 30, 2024 and December 31, 2023, respectively, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 10 “Net Loss Per Share”).

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

As of September 30, 2024, the Company determined that the achievement of the performance conditions for each tranche of PSUs was not probable. As a result, no compensation expense has been recognized for these awards as of and for the three months and nine months ended September 30, 2024.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$4,648	$3,728	$14,556	$10,011
General and administrative	2,304	3,236	6,679	9,541
Total	$6,952	$6,964	$21,235	$19,552

(9) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac, and with ScalmiBio, Inc., or ScalmiBio. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024. During the three months and nine months ended September 30, 2024, there were no material changes to these agreements.

Tallac Service Agreement

During the three months ended September 30, 2024 and 2023, the Company recorded zero and $0.1 million, respectively, as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement. During the nine months ended September 30, 2024 and 2023, the Company recorded a nominal amount and $0.3 million, respectively, as R&D costs in relation to the Tallac Services Agreement. Per contractual terms, the Tallac Services Agreement terminated on July 1, 2024.

Tallac Collaboration Agreement

During the three months ended September 30, 2024 and 2023, the Company recorded $0.1 million and $0.3 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement. During the nine months ended September 30, 2024 and 2023, the Company recorded $0.7 million and $1.2 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

As of September 30, 2024 and December 31, 2023, the Company had accrued expenses of $0.1 million and $0.5 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

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

During the three months and nine months ended September 30, 2024, the Company made no milestone payment and $1.0 million milestone payment, respectively, as a result of selecting a development candidate, to the stockholders of ScalmiBio, including 31.7%, or $0.3 million, to the Company’s former Chief Executive Officer and current Chief Scientific Officer and President, and 63.5%, or $0.6 million, to another employee of the Company. This milestone payment was recorded as R&D costs within the condensed consolidated statements of operations.

(10) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(30,707)	$(50,990)	$(105,687)	$(115,333)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	52,693,878	41,147,938	51,544,501	40,963,015
Net loss per share, basic and diluted	$(0.58)	$(1.24)	$(2.05)	$(2.82)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months and nine months ended September 30, 2024 and 2023 because including them would have been anti-dilutive:

	Three Months and Nine Months Ended
	September 30,
	2024	2023
Stock options issued and outstanding	10,089,807	9,114,886
RSUs issued and outstanding	1,026,238	1,084,403
PSUs issued and outstanding	357,500	—
Employee Stock Purchase Plan estimated shares issuable	17,520	—
Total	11,491,065	10,199,289

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2024.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of September 30, 2024, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

The Company has other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of September 30, 2024 (in thousands):

	September 30, 2024
	Total	2024 (remaining three months)	2025-2026	2027-2028	Thereafter
Manufacturing and service contracts	$3,665	$1,874	$1,741	$50	$—
Total	$3,665	$1,874	$1,741	$50	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $1.2 million. In addition, the Company has commitments with other pharmaceutical contract manufacturers, including certain future purchase obligations of approximately $2.5 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENTS

On September 30, 2024, the Company’s Chief Medical Officer, or the CMO, resigned effective October 11, 2024 to pursue other professional opportunities. The resignation was not the result of any disagreement with the Company related to its operations, policies, or practices. The Company has commenced a search for a new Chief Medical Officer.

In connection with the resignation, the CMO and the Company entered into a separation agreement on October 11, 2024. The separation agreement provides a payment equal to $503,880 and COBRA coverage under the Company’s group health, dental and vision care plans for up to 18 months following the separation date. In addition, the separation agreement provides for their outstanding stock options and restricted stock units of the Company’s common stock that would otherwise vest in accordance with the terms of the Company’s Amended and Restated 2020 Equity Incentive Plan and the award agreements, absent a termination of employment, during the 12 month period immediately following the separation date to become fully vested and (as applicable) exercisable, and all stock options that are vested or may vest in connection with the separation shall be exercisable until July 11, 2026. The CMO also remains eligible to receive certain additional severance benefits in accordance with the terms in the separation agreement and pursuant to that certain change in control and severance agreement between the Company and the CMO dated July 9, 2020. In consideration for the compensation noted above, the CMO agreed to a customary general release of claims for the benefit of the Company.

To facilitate an orderly transition from their position, the CMO and the Company entered into a consulting agreement in customary form that provides for them to perform transition related consulting services for the Company on an as needed, hourly basis for up to 18 months following the separation date, subject to certain limitations.

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

Combination with antibody-drug conjugate (ADC)

▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an ADC, enfortumab vedotin-ejfv (EV), for the second-line treatment of locally advanced or metastatic UC.

o
In June 2024, interim Phase 1 data were presented in a poster presentation at the 2024 American Society of Cancer Oncology (ASCO) Annual Meeting. The ASCO poster presentation data-cut reported an unconfirmed ORR of 59% (n=22) with evorpacept plus EV (EV single agent ORR benchmark is 41%). Following the April data cut-off, four additional response evaluable patients yielded an unconfirmed ORR of 61% (n=26) including two confirmed complete responses and six confirmed partial responses. These findings represent the first evorpacept combination data with an ADC from ASPEN-07’s ongoing, open-label, single-arm, clinical trial of evorpacept in combination with EV in patients with locally advanced or metastatic urothelial cancer. Continued follow-up for patients who are EV-naïve on ASPEN-07 is ongoing and, enrollment of a new cohort of patients who have received prior EV has begun.

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
o
In April 2024, MD Anderson Cancer Center reported clinical data from the ongoing Phase 1/2 IST of evorpacept in combination with R2 in patients with R/R B-NHL. The new data were presented in an oral presentation at the 2024 American Association for Cancer Research (AACR) Annual Meeting. The Phase 1 part of the clinical trial enrolled a total of 20 patients with indolent (n=18) and aggressive (n=2) R/R B-NHL where all patients had received prior rituximab and 72% had received prior chemoimmunotherapy. Patients received evorpacept 30 mg/kg Q2W (n=3) or 60 mg/kg Q4W (n=17) in combination with standard R2 treatment. The regimen was well tolerated, and there were no dose-limiting toxicities. Patients with indolent R/R B-NHL (n=18) had a best ORR of 94% and a CRR of 83%. The median duration of response was not reached. The Phase 2 part of the clinical trial is actively accruing treatment naïve patients in the 1L setting.

▪
Sanofi - Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of SARCLISA® (isatuximab), an anti-cancer antibody, and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma. We announced the dosing of the first patients in September 2024.

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
o
In February 2024, we filed an investigative new drug (IND) application for ALTA-002 and in March 2024, the FDA cleared the IND to evaluate ALTA-002 in a Phase 1 clinical trial for patients with advanced solid tumors.
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

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement provides us with flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in an at-the-market (ATM) offering. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of September 30, 2024, we had issued approximately 2,005,910 shares of common stock pursuant to the Sales Agreement for net proceeds of $29.3 million. We may terminate this ATM program at any time, pursuant to its terms.

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

From inception through September 30, 2024, we have raised an aggregate of $642.8 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement, $58.9 million were net proceeds from our follow-on offering in October 2023, and $29.3 million were net proceeds from our ATM offering.

We have incurred net losses in each year since inception. Our net losses were $30.7 million and $51.0 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $592.0 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Operating expenses:
Research and development	$26,471	$45,766	$(19,295)	-42%	$92,841	$100,011	$(7,170)	-7%
General and administrative	6,096	7,509	(1,413)	-19%	19,013	22,244	(3,231)	-15%
Total operating expenses	32,567	53,275	(20,708)	-39%	111,854	122,255	(10,401)	-9%
Loss from operations	(32,567)	(53,275)	20,708	-39%	(111,854)	(122,255)	10,401	-9%
Interest income	2,303	2,677	(374)	-14%	7,488	7,654	(166)	-2%
Interest expense	(446)	(391)	(55)	14%	(1,302)	(1,150)	(152)	13%
Other income (expense), net	3	(1)	4	-400%	(19)	418	(437)	-105%
Net loss	$(30,707)	$(50,990)	$20,283	-40%	$(105,687)	$(115,333)	$9,646	-8%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Clinical and development costs	$12,463	$34,624	$(22,161)	-64%	$50,370	$69,987	$(19,617)	-28%
Preclinical costs	2,037	1,197	840	70%	5,190	2,712	2,478	91%
Personnel and related costs	5,865	4,819	1,046	22%	17,438	14,177	3,261	23%
Stock-based compensation expense	4,648	3,728	920	25%	14,556	10,011	4,545	45%
Other research costs	1,458	1,398	60	4%	5,287	3,124	2,163	69%
Total research and development expenses	$26,471	$45,766	$(19,295)	-42%	$92,841	$100,011	$(7,170)	-7%

R&D expenses decreased by $19.3 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease of $22.2 million in clinical and development costs primarily due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept. This decrease was offset by (i) an increase of $0.8 million in preclinical costs for development of new targets, (ii) an increase of $1.0 million in personnel and related costs primarily driven by headcount growth, (iii) an increase of $0.9 million in stock-based compensation expense due to additional awards granted since September 30, 2023, and (iv) an increase of $0.1 million in other research costs.

Research and development expenses decreased by $7.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease of $19.6 million in clinical and development costs primarily due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept. This decrease was offset by (i) an increase of $2.5 million in preclinical costs for development of new targets, (ii) an increase of $3.3 million in personnel and related costs due primarily to an increase driven by headcount growth, (iii) an increase of $4.5 million in stock-based compensation expense of which $2.4 million was due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as a result of the change in roles for our former Chief Executive Officer who transitioned to Chief Scientific Officer in September 2023 and the remaining amount was due to additional awards granted since September 30, 2023, and (iv) an increase of $2.2 million in other research costs of which $1.0 million was due to a development milestone payment to ScalmiBio stockholders and of which $0.6 million was due to VAT refunds received in prior year that were not present in the current year.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel and related costs	$1,644	$1,708	$(64)	-4%	$5,061	$5,123	$(62)	-1%
Stock-based compensation expense	2,304	3,236	(932)	-29%	6,679	9,541	(2,862)	-30%
Other general and administrative costs	2,148	2,565	(417)	-16%	7,273	7,580	(307)	-4%
Total general and administrative expenses	$6,096	$7,509	$(1,413)	-19%	$19,013	$22,244	$(3,231)	-15%

G&A expenses decreased by $1.4 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease of $0.9 million in stock-based compensation expense primarily due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as described above under R&D expenses and a decrease of $0.4 million in other G&A costs from accounting consulting costs.

G&A expenses decreased by $3.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease of $2.9 million in stock-based compensation expense primarily due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as described above under R&D expenses and a decrease of $0.3 million in other G&A costs a reduction in corporate insurance due to lower premiums.

Interest Income

Interest income decreased by $0.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and by $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to lower cash and investment balances during 2024 as compared to 2023.

Interest Expense

Interest expense increased by $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and by $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increases were primarily attributable to higher interest rates.

Other Income (Expense), Net

Other income (expense), net remained flat for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and decreased by $0.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to absence in the current period of other income from an immaterial service contract, under which the Company provides R&D services for another company.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of September 30, 2024, we had cash, cash equivalents and short-term and long-term investments of $162.6 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had an accumulated deficit of $592.0 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In December 2021, we entered into the Sales Agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our ATM offering program. In March 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amended Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of September 30, 2024, we sold an aggregate of 2,005,910 shares of common stock under our Sales Agreement for net proceeds of $29.3 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

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

We believe our existing cash, cash equivalents, short-term and long-term investments, and recent use of the ATM program will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026.We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(89,866)	$(90,686)
Investing activities	53,073	61,323
Financing activities	30,489	125
Net decrease in cash, cash equivalents and restricted cash	$(6,304)	$(29,238)

Operating Activities

In the nine months ended September 30, 2024, net cash used in operating activities of $89.9 million was attributable to a net loss of $105.7 million and a change in our net operating assets and liabilities of $3.7 million, offset by non-cash charges of $19.5 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $2.8 million primarily due to timing of invoices and payments, (ii) a decrease in other assets of $2.2 million, (iii) an increase in prepaid and other current assets of $1.4 million and (iv) a decrease in other non-current liabilities of $1.6 million. Non-cash charges consisted primarily of stock-based compensation expense of $21.2 million, non-cash lease costs of $1.3 million, and depreciation and amortization costs of $0.7 million offset by net amortization of premiums and accretion of discounts on investments of $3.9 million.

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

Investing Activities

In the nine months ended September 30, 2024, net cash provided by investing activities of $53.1 million was attributable to cash received for maturities of investments of $156.4 million offset by purchases of short-term and long-term investments of $103.0 million and purchases of property and equipment of $0.4 million.

In the nine months ended September 30, 2023, net cash provided by investing activities of $61.3 million was attributable to cash received for maturities of investments of $234.1 million offset by purchases of short-term and long-term investments of $171.6 million and purchases of property and equipment of $1.1 million.

Financing Activities

In the nine months ended September 30, 2024, net cash provided by financing activities of $30.5 million was attributable to proceeds from our ATM offering program of $29.3 million, proceeds from the exercise of stock options under equity incentive plans of $1.6 million, and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million, offset by principal payments on finance leases of $0.8 million.

In the nine months ended September 30, 2023, net cash provided by financing activities of $0.1 million was attributable to proceeds from the exercise of stock options under equity incentive plans of $0.1 million and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.3 million and by principal payments on finance leases of $0.3 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

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

As of September 30, 2024, we had cash, cash equivalents and investments of $162.6 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of September 30, 2024, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2024. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $30.7 million and $51.0 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $592.0 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2024, we had cash, cash equivalents and investments of $162.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations into early 2026. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

If evorpacept or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, in ALX-Oncology-sponsored clinical trials, the most common adverse events of any grade associated with evorpacept (frequency ≥20%) are fatigue, anemia, nausea, diarrhea, constipation, and neutrophil count decrease. These events have been reported across the program in patients administered evorpacept as a single agent, in combination with pembrolizumab, trastuzumab, rituximab, or azacitidine and as a multiproduct regimen in combination with pembrolizumab, platinum, and 5 FU, or in combination with trastuzumab, ramucirumab, and paclitaxel, or in combination with azacitidine + venetoclax. Such side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of evorpacept or any of our future product candidates, including in combination with therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include, but are not limited to, AstraZeneca, Bristol Myers Squibb, Coherus BioSciences, Gilead Sciences, GSK plc, Incyte Corporation, Merck, Merck KGaA, Novartis, Pfizer, Regeneron Pharmaceuticals and Roche/Genentech. Newly approved therapeutics could change the treatment paradigm or standard of care, which could negatively impact the design of our clinical trials and the prospects of our product candidates.

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

One primary set of safeguards, the Standard Contractual Clauses adopted by the European Commission, have been recently updated. With regard to data transfers outside of the EEA to the United States, in March 2022, the European Union and United States announced a political agreement on a new framework for personal information transfers, the EU-U.S. Data Privacy Framework, or the EU-U.S. DPF. A related framework, the Swiss-U.S. Data Privacy Framework, or Swiss-U.S. DPF, also was established, and was the subject of an adequacy decision by the Swiss Federal Council on August 14, 2024. On July 10, 2023, the European Commission adopted an adequacy decision relating to the EU-U.S. DPF. Additionally, a UK Extension to the EU-U.S. DPF, Swiss-U.S. DPF, became effective on October 12, 2023. We are evaluating whether to make use of the EU-U.S. DPF and the UK Extension to the EU-U.S. DPF to transfer personal information from the EEA to the United States.

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

We may, therefore, incur liabilities, expenses, costs, and other operational losses under the GDPR, UK GDPR, the FADP, and applicable laws and regulations of European Union member states in connection with any measures we take to comply with them.

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

Additionally, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states are beginning to consider and pass similar laws, including laws enacted in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (and related applications in other jurisdictions) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the Opposition Division of the European Patent Office (Opposition Division) on November 6, 2017. The revocation was appealed by UHN and The Hospital for Sick Children, and on October 18, 2022, the Board of Appeal of the European Patent Office (Board of Appeal) ruled in favor of UHN with respect to the matter on appeal, but remanded the case back to the Opposition Division for consideration of a further ground of invalidity (sufficiency of disclosure). On December 8, 2023, the Opposition Board held that the disclosure in EP 2 429 574 was sufficient and upheld the patent in amended form. On February 15, 2024, the Board of Appeal announced that it had received a notice of appeal with respect to the Opposition Board’s ruling regarding sufficiency of disclosure. The hearing before the Board of Appeal has been scheduled for December 9, 2025. Additionally, on December 27, 2023, a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), was granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. On February 27, 2024, the Opposition Division announced that it had received a notice of opposition with respect to EP 2 995 315. A date for the opposition hearing has not yet been announced. The patent claims of both EP 2 429 574 and EP 2 995 315, if not revoked or otherwise limited by the European Patent Office, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. With respect to U.S. patent 10,907,209, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of September 30, 2024, we had 89 employees, including 71 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had net operating loss carryforwards of approximately $93.5 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss will begin to expire beginning in 2038. Other limitations may apply under state law. For example, recently enacted California legislation suspends the use of state net operating losses by taxpayers with net business income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five or fifteen years. The United States has also enacted the Inflation Reduction Act of 2022, which introduced, among other provisions, a 1% excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. The Organization for Economic Cooperation and Development has proposed implementing a global minimum tax of 15%, which has been implemented into the domestic laws of European Union member countries. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our amended Shelf Registration Statement, declared effective by the SEC on May 31, 2022, provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through the at-the-market (ATM) offering. As of September 30, 2024, we sold an aggregate of 2,005,910 shares of common stock under our ATM offering. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, interest rate changes, uncertainty in the financial services industry, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, war and instability in Israel and the surrounding region, and bank failures or instability in the financial services sector on the global economy.

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

While we were a large-accelerated filer for fiscal year 2022, we were a “non-accelerated filer” for fiscal year 2023 and we anticipate we will continue to be one throughout fiscal year 2024 and fiscal year 2025. This status could make our common stock less attractive to investors.

Each year, we re-evaluate our SEC filing status. Accordingly, due to our public float as of June 30, 2023, we were a non-accelerated filer for fiscal year 2024, and due to our public float as of June 30, 2024, we anticipate we will be a non-accelerated filer throughout fiscal year 2025. This will be re-evaluated each June 30. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If, after our June 30, 2025 re-evaluation, we are no longer a non-accelerated filer, we would be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and adhere to earlier filing dates based on our determined status beginning with our Form 10-K for the fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on this exemption. If some investors find our common stock less attractive as a result of our non-accelerated filer status, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

Our affiliated principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2024, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 25.3% of our outstanding voting stock.

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

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.1+#	Separation Agreement and Release between the Registrant and Sophia Randolph, M.D., Ph.D.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

# Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

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

ALX ONCOLOGY HOLDINGS INC.

Date: November 7, 2024	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)