Form 10-K
period 2024-12-31
ALX ONCOLOGY HOLDINGS INC
filed 2025-03-06
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of its most recently completed second fiscal quarter, was $251.2 million based on the closing sales price of the registrant’s common stock on that date.

The number of shares of registrant’s Common Stock outstanding as of February 27, 2025 was 53,384,145.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

i

▪
the impact of outbreaks or public health crises, including the COVID-19 pandemic, interest rate changes, bank failures or instability in the financial services sector, or geopolitical risks on our business;
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

Clinical data to date in evorpacept have not shown the dose-dependent hematologic toxicities characteristic of other CD47 blockers that incorporate an active Fc domain. Over 700 subjects have been treated with evorpacept in combination with targeted anti-cancer agents, small molecules, and checkpoint inhibitors to date. Evorpacept has not reached a maximum tolerated dose in any of the combinations evaluated to date.

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
Data from the randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) (Evo-TRP), versus trastuzumab, ramucirumab, and paclitaxel (TRP) in second line or later human epidermal growth factor receptor 2 (HER2)-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. Results from the December 2024 data cutoff were presented at an oral presentation at the 2025 American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium:
o
Primary endpoints (December 2024 data cutoff):
▪
Intent-to-treat (ITT) patient population overall response rate (ORR) (n=127): Evo-TRP demonstrated an ORR of 41.3% compared to 30% for ramucirumab and paclitaxel (RP) historical control and 26.6% for TRP control.
▪
Fresh HER2-positive biopsy patient population ORR (n=48): Evo-TRP demonstrated an ORR of 59.1% compared to 30% for RP historical control and 23.1% for TRP control.
o
In the ITT population, Evo-TRP demonstrated a median duration of response (mDOR) of 15.7 months and a median progression-free survival (mPFS) of 7.5 months compared to an mDOR of 9.1 months and mPFS of 7.4 months in the TRP control group, with a PFS Hazard Ratio (PFS HR) in this population of 0.77.
o
In patients with fresh HER2-positive biopsies, Evo-TRP demonstrated an mDOR of 15.7 months and mPFS of 9.5 months compared to an mDOR of 14.5 months and mPFS of 7.1 months in the TRP control group, with a PFS HR of 0.62.
o
In patients with confirmed HER2-positive expression as determined by either fresh biopsy or circulating tumor DNA (ctDNA) HER2-positivity (n=96), the addition of evorpacept to TRP resulted in a 48.9% ORR, an mDOR of 15.7 months and mPFS of 7.5 months, compared to a 24.5% ORR, an mDOR of 9.1 months and mPFS of 6.7 months in the TRP control group, with a PFS HR of 0.64.
o
Evo-TRP was generally well tolerated, with the incidence of adverse events in the evorpacept population consistent with those in TRP control.

Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL) and the recent clinical data of our investigator-sponsored trial (IST) collaborator from the ongoing Phase 1/2 IST of evorpacept in combination with rituximab and lenalidomide patients with relapsed refractory B-cell NHL (R/R B-NHL) provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

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

(2)
PD-1/programmed death-ligand 1 (PD-L1) immune checkpoint inhibitors (the “don’t activate T-cells” signal): Combining with PD-1/PD-L1 checkpoint inhibitor, where evorpacept activates dendritic cells that are constitutively inhibited by the CD47/ SIRP alpha pathway.
Activated dendritic cells present neoantigens to T-cells that, once activated, will kill cancer cells when the PD-1/PD-L1 inhibitory interaction is blocked by T-cell checkpoint inhibitors. The combination with a PD-1/PD-L1 checkpoint inhibitor allows maximum activity of these newly activated T-cells. This mechanism of action is being investigated in our clinical trials, ASPEN-03 and ASPEN-04, two randomized Phase 2 studies in combination with KEYTRUDA® (pembrolizumab), without or with chemotherapy, respectively, comparing to the same treatments without evorpacept, in first line head and neck squamous cell carcinoma (HNSCC). Validation of this mechanism is supported by our Phase 1 data (n=23) in the same indications and combinations where we saw an improvement in overall survival (OS) at 12 months with respect to historical data.

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
o
In March 2022, we announced the dosing of the first patient in the multi-center, international ASPEN-06 trial, a randomized Phase 2/3 trial of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of second- and third-line advanced HER2-overexpressing gastric/GEJ cancer, where all patients had received an anti-HER2 agent in prior lines of therapy.
o
In June 2023, the European Commission granted ODD to evorpacept for the treatment of patients with gastric/GEJ cancer.
o
In October 2023, we announced positive prespecified interim Phase 2 clinical data from our ASPEN-06 clinical trial. This prespecified interim analysis reported results from 54 randomized patients with second and third line gastric/GEJ cancer, including patients previously treated with fam-trastuzumab deruxtecan-nxki and checkpoint inhibitors. A confirmed ORR of 52% was demonstrated for the Evo-TRP treatment arm compared to 22% for the TRP control arm. An mDOR was not reached for the Evo-TRP treatment arm compared to 7.4 months for the control group. The safety profile of evorpacept was consistent with previous clinical trials and was well-tolerated.
o
In July 2024, we announced the topline data from our ASPEN-06 Phase 2 clinical trial. This topline data reported results from 127 randomized patients with second and third line gastric/GEJ cancer and was generally well-balanced across arms based on prespecified stratification factors including line of therapy, prior ENHERTU use, Asia region, tumor location (GC or GEJ), HER2 expression level, and having HER2-positive disease based upon a tissue biopsy after anti-HER2 treatment. A confirmed ORR of 40.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm. The mDOR was 15.7 months for the Evo-TRP treatment arm and 7.6 months for the TRP control arm in the full trial population. In patients with fresh HER2-positive biopsies (n=48), Evo-TRP demonstrated an ORR of 54.8% compared to 23.1% for the TRP control.
o
In January 2025, we presented updated results from the ASPEN-06 Phase 2 clinical trial in an oral presentation at the 2025 ASCO Gastrointestinal Cancers Symposium. A confirmed ORR of 41.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm in the ITT patient population. In patients with confirmed HER2-positive expression as determined by either fresh biopsy or ctDNA HER2-positivity (n=96), the addition of evorpacept to TRP resulted in a 48.9% ORR, an mDOR of 15.7 months and mPFS of 7.5 months, compared to a 24.5% ORR, an mDOR of 9.1 months and mPFS of 6.7 months in the TRP control group, with a PFS HR of 0.64.
▪
ASPEN-Breast - Breast Cancer
o
In March 2025, we announced intent to initiate a Phase 2 study evaluating evorpacept in combination with trastuzumab and chemotherapy for the treatment of patients with metastatic HER2-positive breast cancer.
▪
ASPEN-CRC - Colorectal Cancer (CRC)
o
In March 2025, we announced intent to initiate a Phase 1b study evaluating evorpacept in combination with the epidermal growth factor receptor (EGFR)-targeted antibody cetuximab and chemotherapy for the treatment of patients with metastatic CRC.

Combination with antibody-drug conjugate (ADC)

▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an ADC, enfortumab vedotin-ejfv (EV), for the second-line treatment of locally advanced or metastatic UC.

o
In June 2024, interim Phase 1 data were presented in a poster presentation at the 2024 ASCO Annual Meeting. The ASCO poster presentation data-cut reported an unconfirmed ORR of 59% (n=22) with evorpacept plus EV (EV single agent ORR benchmark is 41%). Following the April data cut-off, four additional response evaluable patients yielded an unconfirmed ORR of 61% (n=26) including two confirmed complete responses and six confirmed partial responses. These findings represent the first evorpacept combination data with an ADC from ASPEN-07’s ongoing, open-label, single-arm, clinical trial of evorpacept in combination with EV in patients with locally advanced or metastatic urothelial cancer. Continued follow-up for patients who are EV-naïve on ASPEN-07 is ongoing and, enrollment of a new cohort of patients who have received prior EV has begun.

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
o
In December 2024, Phase 1b/2 data were presented in a poster presentation at the 2024 San Antonio Breast Cancer Symposium (SABCS). The SABCS poster presentation data-cut reported on efficacy findings from all three of the part-two trial cohorts: Cohort 1 (n=21) consisted of patients with HER2-positive breast cancer who had received prior ENHERTU and also a median of six prior systemic therapies in the metastatic setting. Patients were enrolled based on local assessment of tumor samples or central assessment. Of the 21 patients enrolled in Cohort 1, nine were found to be HER2-positive based on central assessment. Cohort 2 (n=15) consisted of patients with HER2-low breast cancer who had received a median of five prior systemic therapies. Cohort 3 (n=8) consisted of patients with other HER2-expressing cancers. Patients in Cohort 1 who were HER2-positive by central assessment (n=9) showed the greatest anti-tumor activity with a confirmed ORR of 55.6% and a median progression free survival (mPFS) of 7.4 months. Overall, patients in Cohort 1 (n=21) had a confirmed ORR and mPFS of 33.3% and 3.6 months, respectively. Patients in Cohort 2 had a confirmed ORR and mPFS of 20.0% and 1.9 months, respectively. As of the August 2024 data cutoff, median follow-up was 9.6 months, with six patients still on treatment. The median duration of response was not reached for Cohort 1 patients (range: 3.6-25.9 months) and was 5.5 months for Cohort 2 patients (range: 3.6-11.0 months), with responses ongoing, including the longest observed response, in each cohort.
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
o
In April 2024, MD Anderson Cancer Center reported clinical data from the ongoing Phase 1/2 IST of evorpacept in combination with R2 in patients with R/R B-NHL. The new data were presented in an oral presentation at the 2024 American Association for Cancer Research (AACR) Annual Meeting. The Phase 1 part of the clinical trial enrolled a total of 20 patients with indolent (n=18) and aggressive (n=2) R/R B-NHL where all patients had received prior rituximab and 72% had received prior chemoimmunotherapy. Patients received evorpacept 30 mg/kg every two weeks (Q2W) (n=3) or 60 mg/kg every four weeks (Q4W) (n=17) in combination with standard R2 treatment. The regimen was well tolerated, and there were no dose-limiting toxicities. Patients with indolent R/R B-NHL (n=18) had a best ORR of 94% and a complete response rate of 83%. The median duration of response was not reached. The Phase 2 portion of the clinical trial is actively accruing treatment naïve patients in the 1L setting.
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
▪
ADC Program - ALX2004
o
With our acquisition of ScalmiBio, Inc. (ScalmiBio) in October 2021, we developed ADC drug candidates based on our expertise in protein engineering and oncology.
o
In January 2024, we declared a development candidate ALX2004 based on ScalmiBio acquired technology, triggering the first milestone payment to ScalmiBio stockholders.
o
We intend to file an IND for our first ADC program, ALX2004, in the first quarter of 2025.

Based on our clinical results to date in multiple oncology indications that show encouraging anti-tumor activity and tolerability and our clinical development plans, our strategy is to pursue evorpacept as a potentially critical component of future oncology combination treatments.

Our team of industry veterans plans to continue to advance a broad development plan for evorpacept that balances speed to market, scale of unmet need and existing clinical evidence for evorpacept’s combination mechanisms. Members of our management team have brought multiple drugs to the FDA approval. Our Chief Executive Officer, Jason Lettmann, brings a broad suite of expertise as an institutional healthcare investor, most recently at Lightstone Ventures, and has been involved with ALX Oncology for nearly a decade since its founding, having co-led the Company’s first institutional financing and serving as a member of the Company’s Board of Directors. He also previously served as Chief Executive Officer of Promedior, Inc. During his tenure, Promedior was acquired by Roche in 2020 for up to $1.39 billion. Our Chief Medical Officer, Alan Sandler, M.D., brings more than 30 years of experience as a distinguished leader in oncology and drug development. He previously held the position of Executive Vice President, Chief Medical Officer at Mirati Therapeutics, prior to which he was the President, Global Head of Development Oncology at Zai Lab. Our Chairman and founder, Corey Goodman, Ph.D., an elected member of the National Academy of Sciences, has co-founded seven biopharmaceutical companies, including Exelixis and Labrys (acquired by Teva Pharmaceuticals in 2014), and led Pfizer’s Biotherapeutics and Bioinnovation Center. Our Chief Financial Officer, Harish Shantharam, has over 20 years of experience guiding public life science companies. Most recently, he was Chief Financial Officer of Cymabay Therapeutics, and prior to this role he was Vice President and Head of Global Commercial Finance at Gilead Sciences. We have funded our operations to date primarily through the issuance and sale of our convertible preferred stock, the issuance and sale of our common stock through an initial public offering in July 2020 and a follow-on public offering in December 2020, a term loan facility in October 2022, a follow-on public offering in October 2023, and sales under our ATM offering program.

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

Cancer cells evade phagocytosis by up-regulating CD47, a transmembrane protein that mainly functions as an anti-phagocytic “don’t eat me” signal for healthy cells. CD47 interacts with its cognate receptor SIRPα, a regulatory membrane glycoprotein, that is expressed on macrophages and other myeloid cells and serves to prevent phagocytosis (“don’t eat me”) and cross-priming of the adaptive immune system (“don’t activate T cells”) when bound to CD47. By overexpressing CD47, cancer cells are able to avoid phagocytosis by macrophages and thereby evade subsequent detection by the adaptive immune system.

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

NK-AML Patients
Overall Survival (%)
100
80
60
40
20
0
CD47 Low
CD47 High
P=0.002
0
2
4
6
8
Years

Evorpacept’s 1-2 Punch: Harnessing the Power of CD47 Blocking to Unmask and Directly Unleash Combination Agent on Cancer Cells

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
▪
Encouraging responses in solid tumors: Evorpacept has demonstrated encouraging first-in-human (FIH) Phase 1b and randomized Phase 2 clinical data in the treatment of solid tumors. While other CD47 blocking agents have failed to demonstrate meaningful clinical activity in solid tumors, evorpacept’s differentiated properties may underlie its encouraging results. Based on the data generated with evorpacept in combination with anti-cancer antibodies and checkpoint inhibitors with and without chemotherapy, our strategy is to pursue evorpacept as a potentially important component for future combination treatment of solid tumors.
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

As of January 6, 2025, we own 11 issued U.S. patents, 79 foreign issued patents, 13 pending U.S. nonprovisional patent applications and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore, Taiwan and Russia. Of these patents and patent applications, the following relate to evorpacept: six issued U.S. patents, nine pending U.S. nonprovisional patent applications, and a portfolio of granted and pending patent filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore and Russia. The following relate to antibody shielding technology and exatecan derivatives: one issued U.S. patent, three pending U.S. nonprovisional patent applications, and 58 pending foreign patent applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. Our 11 U.S. issued patents and, if issued as U.S. patents, our 13 U.S. nonprovisional patent applications are expected to expire between August 2036 and November 2043 excluding any additional term for patent term adjustments or patent term extensions, with an expiration of between August 2036 and May 2043 with respect to our patent and patent applications related to evorpacept, excluding any additional term for patent term extensions.

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

The patent portfolio we have exclusively licensed from Stanford contains patent families relating to high-affinity SIRPα variant polypeptides, which includes three issued patents in the U.S. and one each in Australia, Canada, China, Europe, Hong Kong and four in Japan. The European patent has been validated as national patents in 37 different European countries. The patent family includes one pending patent application in each of U.S., Europe, and China and two pending patent applications in Hong Kong. These patents and patent applications are subject to retained rights by Stanford to allow academic and nonprofit research institutions to practice the licensed technology and patents for noncommercial purposes. In addition, these patents are subject to certain pre-existing rights that Stanford has granted to two third parties. These patents are expected to expire in 2033 excluding any extension of patent term that may be available.

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

In consideration for the rights granted to us under the Stanford Agreement, we paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of our common stock. In addition, we are obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee, which are nominal and will be creditable against any royalties payable to Stanford in the applicable year. We are required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. We recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There have been no milestones met during the year ended December 31, 2024. We also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by us, our affiliates and our sublicensees of licensed products at rates ranging within low single-digit percentages, subject to certain reductions and offsets. Our license, on a licensed product-by-licensed product and country-by-country basis, shall become royalty-free and fully paid-up upon the later of the date on which the last valid claim included in the exclusively or non-exclusively licensed patents expires and ten years after the first commercial sale of the licensed product in such country.

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

Other Third-Party Agreements

We have entered into license agreements with third parties related to the development and commercialization of our product candidates, including evorpacept, and SIRPα antibodies which we are exploring in our research program. In consideration of the foregoing, we have agreed to customary payment terms in these agreements, including certain milestone payments upon the achievement of clinical and commercial milestones and low single-digit royalties. See further details in Note 12 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our existing supply of evorpacept is sufficient to complete our clinical trials through the first quarter of 2026. We plan to manufacture additional supplies with our existing CMOs to produce evorpacept drug product sufficient to complete the ongoing and planned clinical trials described in this document. We first entered into an engagement with KBI Biopharma, Inc. in 2015 for analytical method development, formulation development, bulk drug manufacturing, release and stability testing. We first entered into a drug product manufacturing agreement with Lyophilization Services of New England, Inc. (now PCI Pharma Services) in 2016 for all evorpacept drug product used in clinical trials. We subsequently entered into a drug product manufacturing agreement with Patheon UK Limited in 2022 for additional drug product production of evorpacept drug product used in clinical trials.

Competition

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immune-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include, but are not limited to, AstraZeneca, Bristol Myers Squibb, Coherus BioSciences, Gilead Sciences, Merck, Merck KGaA, Novartis, Pfizer, Regeneron Pharmaceuticals and Roche/Genentech. Newly approved therapeutics could change the treatment paradigm or standard of care, which could negatively impact the design of our clinical trials and the prospects of our product candidates.

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 pathway, and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmuneOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing or have begun development of drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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
▪
Satisfactory completion of any FDA audit of selected clinical trial sites that generated the data in support of the BLA.
▪
Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency.
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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current U.S. presidential administration may lead to new policies, changes in the regulations, or disruptions to the normal operations of federal agencies, any of which may impact our clinical development plans.

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

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the E.U. Clinical Trials Directive 2001/20/EC has sought to harmonize the E.U. clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the E.U. Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the E.U. countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA) and one or more Ethics Committees (ECs). Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. The Clinical Trials Regulation EU No 536/2014, which entered into force in January 2022 with a transition period and aims at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. From January 31, 2025, or the end of the transition period, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation, and their sponsors must enter information on the trials in the Clinical Trials Information System.

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

The Bipartisan Budget Act of 2018, or BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the U.S. Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. There have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA, including measures taken during the Trump administration. In June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Trump administration will impact the ACA, our business, financial condition and results of operations.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, Medicaid statutory rebates are no longer capped at 100% of the average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional

Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current U.S. presidential administration on us and the pharmaceutical industry as a whole is unclear. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future regulations, healthcare measures and agency rules by the government on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. FDA has authorized the state of Florida to develop a drug importation program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

Employees and Human Capital Resources

As of December 31, 2024, we had 80 employees, 30 of whom hold Ph.D. or M.D. degrees and 64 of whom were engaged in research and development activities. None of our employees are represented by a labor union and we believe we maintain good relations with our employees. We rely on skilled, innovative, and passionate employees to conduct our research, development and business activities. Our employees are united by our goal of developing therapies that help patients fight cancer. Developing a diverse, equitable and inclusive culture is essential to our success and we are committed to building a workplace where all individuals feel welcomed and valued.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $134.9 million, $160.8 million and $123.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $621.1 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of December 31, 2024, we had cash, cash equivalents and investments of $131.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations into the fourth quarter of 2026. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022 and most recently amended in December 2023, we do not have any committed external source of funds. Under the Loan Agreement, $25.0 million is available for us to draw down at the Lenders’ sole discretion as of December 31, 2024. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million. Under the Loan Agreement, $25.0 million is available for us to draw at the Lenders’ sole discretion as of December 31, 2024. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials such as our topline Phase 2 ASPEN-06 clinical trial results of evorpacept for the treatment of advanced HER2-Positive gastric cancer announced in July 2024 and the updated data from a December 2024 data cutoff announced in January 2025. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Further, interim, topline and preliminary data include certain assumptions, estimations, calculations and conclusions as part of our analyses of data available at that time, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. Some may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include, but are not limited to, AstraZeneca, Bristol Myers Squibb, Coherus BioSciences, Gilead Sciences, Merck, Merck KGaA, Novartis, Pfizer, Regeneron Pharmaceuticals and Roche/Genentech. Newly approved therapeutics could change the treatment paradigm or standard of care, which could negatively impact the design of our clinical trials and the prospects of our product candidates.

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

We previously relied on Tallac Therapeutics Inc., a third-party service provider, to conduct substantially all of our preclinical research activities for evorpacept. If we are unable to successfully transition preclinical research activities in-house or identify an alternative provider as needed, there may be disruptions or delays to our evorpacept development pipeline and our business could be harmed.

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

If we are unable to successfully transition preclinical research activities in-house, or identify an alternative provider as needed, our preclinical research efforts and studies may be extended or delayed, and there may be disruptions or delays to our evorpacept development pipeline. As a result, our evorpacept product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

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

The occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Further, the policies of the FDA or other comparable foreign regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or impact any already approved drugs. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, changes in the leadership of the FDA and other federal agencies under the current U.S. presidential administration may lead to new policies and changes in the regulations that can increase our compliance costs or delay our clinical development and timelines. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to generate revenue or achieve or sustain profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns, return-to-office policy and other policies and executive actions under the current U.S. presidential administration, including as a result of budget delays or other circumstances like the COVID-19 pandemic, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation, ODD, to evorpacept for treatment for gastric/GEJ cancer. We may seek ODD for certain additional indications for our product candidates in the future. ODD neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product. In response to recent litigation, the FDA clarified in a January 2023 notice that the FDA will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. Further, in view of the overturn of the Chevron doctrine, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Changes in the leadership of the FDA and other federal agencies under the current U.S. presidential administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA and other federal agencies, which could lead to uncertainties in the industry and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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
▪
the availability of capital.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively ACA, was enacted in 2010 and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures of the current U.S. presidential administration will impact the ACA. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2032, with the exception of temporary suspension under COVID-19 relief legislation.

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the U.S. Supreme Court’s overturn of the Chevron doctrine, and other legislative, executive, and administrative actions and agency rules implemented by the current U.S. presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, return-to-office policies and other executive actions by the current U.S. presidential administration, and changes in the leadership and operations of the FDA. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the U.S. government has shut down in the past, forcing regulatory authorities such as the FDA and SEC to furlough employees, and in response to the COVID-19 pandemic, the FDA has postponed certain inspections. If global health concerns or other causes continue to prevent the FDA or other regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities in a timely manner, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations, including increased tariffs. Governmental regulation of the import or export of our products, including the potential negative impact of tariff increases, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our business. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

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

Any actual or alleged failure to comply with the GDPR, UK GDPR, FADP, or related data protection laws may result in regulatory inquiries and other proceedings, substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

The GDPR, UK GDPR and FADP also restrict the transfer of personal information outside of the EEA, United Kingdom and Switzerland, respectively, unless appropriate safeguards are in place.

One primary set of safeguards, the Standard Contractual Clauses adopted by the European Commission, has been updated recently. With regard to data transfers outside of the EEA to the United States, in March 2022, the European Union and United States announced a political agreement on a new framework for personal information transfers, the EU-U.S. Data Privacy Framework, or the EU-U.S. DPF. A related framework, the Swiss-U.S. Data Privacy Framework, or Swiss-U.S. DPF, also was established, and was the subject of an adequacy decision by the Swiss Federal Council on August 14, 2024. On July 10, 2023, the European Commission adopted an adequacy decision relating to the EU-U.S. DPF. Additionally, a UK Extension to the EU-U.S. DPF, became effective on October 12, 2023. We are evaluating whether to make use of the EU-U.S. DPF and the UK Extension to the EU-U.S. DPF to transfer personal information from the EEA to the United States.

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal after four years and it may be modified or revoked in the interim. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. The data transfers enforcement landscape and the longer term stability of the EU-U.S. DPF and related programs remain uncertain, which could increase our compliance costs.

The EU also has implemented new and revised laws and regulations relating to cybersecurity, including the Network and Information Security Directive II, or NIS2, adopted in 2023, which aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance.

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

Additionally, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modified and augmented the CCPA significantly, effective as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Numerous other states have proposed, and in certain cases enacted similar laws, including comprehensive privacy laws similar to the CCPA enacted in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Other states have proposed, and in certain cases enacted, legislation addressing privacy and cybersecurity in the context of specific subject matter such as biometrics and health-related personal information. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (now abandoned in favor of a divisional application 18/518,353, which has claims that are not related to polypeptides comprising soluble human SIRPα) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα, as well as related applications in other jurisdictions. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the Opposition Division of the European Patent Office (Opposition Division) on November 6, 2017. The revocation was appealed by UHN and The Hospital for Sick Children, and on October 18, 2022, the Board of Appeal of the European Patent Office (Board of Appeal) ruled in favor of UHN with respect to the matter on appeal, but remanded the case back to the Opposition Division for consideration of a further ground of invalidity (sufficiency of disclosure). On December 8, 2023, the Opposition Board held that the disclosure in EP 2 429 574 was sufficient and upheld the patent in amended form. On February 15, 2024, the Board of Appeal announced that it had received a notice of appeal with respect to the Opposition Board’s ruling regarding sufficiency of disclosure. The hearing before the Board of Appeal has been scheduled for December 9, 2025. Additionally, on December 27, 2023, a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), was granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. On February 27, 2024, the Opposition Division announced that it had received a notice of opposition with respect to EP 2 995 315. A date for the opposition hearing has not yet been announced. The patent claims of both EP 2 429 574 and EP 2 995 315, if not revoked or otherwise limited by the European Patent Office, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. With respect to U.S. patent 10,907,209, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of December 31, 2024, we had 80 employees, including 64 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

If we are not able to effectively maintain our organization by retaining employees or expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize evorpacept and other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Our predecessor company, which after our internal reorganization is now our wholly-owned subsidiary, was an Irish private company limited by shares. Our business is subject to risks associated with conducting business internationally. Some of our subsidiaries and operations, in addition to suppliers, industry partners and clinical study centers, are located outside of the United States. Furthermore, our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the United States. If approved, we expect to hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks and complexities, including but not limited to:

▪
multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, including changes in tariff and trade policies, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including within the European Union and in the United Kingdom as a result of Brexit;
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
▪
a security breach or incident or a related breach of our information systems or data;
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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had net operating loss carryforwards of approximately $162.6 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryforwards will begin to expire beginning in 2038. Other limitations may apply under state law. For example, recently enacted California legislation suspends the use of state net operating losses by taxpayers with net business income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024 and before January 1, 2027.

As of December 31, 2024, we had Irish net operating loss carryforwards of approximately $5.5 million. These Irish net operating loss carryforwards do not expire but may not be fully utilized unless we generate sufficient income in Ireland. We may also be limited in the amount of net operating loss carryforwards that we can use in the future to offset taxable income for Irish corporation tax purposes if we experience ownership changes in the future as a result of subsequent movements in our share ownership, some of which are outside of our control, or if we experience a major change in the nature or conduct of our trade or our trade becomes small or negligible. Furthermore, in the event we incur net income in certain jurisdictions but incur losses (or have net operating loss carryforwards) in other jurisdictions, we cannot offset the income from one jurisdiction with the loss from another, which could increase our effective tax rate.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five or fifteen years. The United States has also enacted the Inflation Reduction Act of 2022, which introduced, among other provisions, a 1% excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. The Organisation for Economic Co-operation and Development has proposed implementing a global minimum tax of 15%, or Pillar Two, which has been implemented into the domestic laws of European Union member countries. We continue to assess the effect of the Pillar Two rules in all jurisdictions and do not currently expect Pillar Two to have a material impact on our financial position. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our amended Shelf Registration Statement, declared effective by the SEC on May 31, 2022, provides for aggregate offerings of up to $450.0 million of the Company’s securities inclusive of up to $150.0 million of shares of our common stock through the at-the-market (ATM) offering. As of December 31, 2024, we sold an aggregate of 2,199,542 shares of common stock under our ATM offering. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
macroeconomic conditions, such as inflation, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, economic downturns, disasters, and medical or public health crises, such as the COVID-19 pandemic, including the impact of recent bank failures, the ongoing geopolitical unrest related to Russia’s war with Ukraine, and war and instability in Israel and the surrounding region;
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
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, interest rate changes, uncertainty in the financial services industry, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, war and instability in Israel and the surrounding region, and bank failures or instability in the financial services sector on the global economy.

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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. In February 2025, the current U.S. presidential administration imposed new tariffs on China and China responded with tariffs on select U.S. goods. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, or if such actions cause broader disruption in drug manufacturing and related industries that impact drug product availability or pricing, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

On October 10, 2023, we completed the October 2023 Offering for the sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

While we were a large-accelerated filer for fiscal year 2022, we were a “non-accelerated filer” for fiscal year 2023 and 2024 and we anticipate we will continue to be one throughout fiscal year 2025. This status could make our common stock less attractive to investors.

Each year, we re-evaluate our SEC filing status. Accordingly, we were a non-accelerated filer for fiscal year 2023 and 2024, and due to our public float as of June 30, 2024, we anticipate we will be a non-accelerated filer throughout fiscal year 2025. This will be re-evaluated each June 30. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If, after our next June 30 re-evaluation, we are no longer a non-accelerated filer, we would be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and adhere to earlier filing dates based on our determined status beginning with our Form 10-K for the fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on this exemption. If some investors find our common stock less attractive as a result of our non-accelerated filer status, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

Our affiliated principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2024, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 23.8% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Sales of equity securities may be made under our Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the follow-on public offering. As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, both of which have since been remediated. We did not identify any material weakness for the fiscal years ended December 31, 2024, 2023 and 2022.

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

Despite our implementation of security measures, any of the computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ or other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. We may be more susceptible to security breaches and other security incidents while a large percentage of our employees continue to work from home for some portion of time because we and our service providers have less capability to monitor and enforce policies for those employees. Also, ongoing geopolitical unrest and related events such as Russia’s war with Ukraine may subject us and our CROs and other third-party service providers to heightened risks of cyber-attacks and security breaches and incidents, any of which could materially disrupt our drug discovery and development programs or other aspects of our operations.

A system failure or security breach or incident that leads to the loss, corruption or unavailability of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost, corrupted, or unavailable data. In addition, if any disruption or security breach or incident results in loss, destruction, alteration, or unavailability of, or damage or unauthorized access to, our data or applications or unauthorized access to, disclosure, dissemination or other processing of confidential or proprietary information that we or our third-party service providers process, including personal information related to the subjects in our clinical trials, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected and further development of our product candidates may be delayed. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to remedy the damages that arise from such disruption, failure or security breach or incident. Additionally, in the event of any such disruption, failure or security breach or incident, or any perception that one has occurred, we could be exposed to claims, demands, and litigation and governmental investigations and other proceedings, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant liabilities, including fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident.

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

Holders of Record

As of February 27, 2025, there were 104 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis generally addresses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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
Data from the randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) (Evo-TRP), versus trastuzumab, ramucirumab, and paclitaxel (TRP) in second line or later human epidermal growth factor receptor 2 (HER2)-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. Results from the December 2024 data cutoff were presented at an oral presentation at the 2025 American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium:
o
Primary endpoints (December 2024 data cutoff):
▪
Intent-to-treat (ITT) patient population overall response rate (ORR) (n=127): Evo-TRP demonstrated an ORR of 41.3% compared to 30% for ramucirumab and paclitaxel (RP) historical control and 26.6% for TRP control.
▪
Fresh HER2-positive biopsy patient population ORR (n=48): Evo-TRP demonstrated an ORR of 59.1% compared to 30% for RP historical control and 23.1% for TRP control.
o
In the ITT population, Evo-TRP demonstrated a median duration of response (mDOR) of 15.7 months and a median progression-free survival (mPFS) of 7.5 months compared to an mDOR of 9.1 months and mPFS of 7.4 months in the TRP control group, with a PFS Hazard Ratio (PFS HR) in this population of 0.77.

o
In patients with fresh HER2-positive biopsies, Evo-TRP demonstrated an mDOR of 15.7 months and mPFS of 9.5 months compared to an mDOR of 14.5 months and mPFS of 7.1 months in the TRP control group, with a PFS HR of 0.62.
o
In patients with confirmed HER2-positive expression as determined by either fresh biopsy or circulating tumor DNA (ctDNA) HER2-positivity (n=96), the addition of evorpacept to TRP resulted in a 48.9% ORR, an mDOR of 15.7 months and mPFS of 7.5 months, compared to a 24.5% ORR, an mDOR of 9.1 months and mPFS of 6.7 months in the TRP control group, with a PFS HR of 0.64.
o
Evo-TRP was generally well tolerated, with the incidence of adverse events in the evorpacept population consistent with those in TRP control.

Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL) and the recent clinical data of our investigator-sponsored trial (IST) collaborator from the ongoing Phase 1/2 IST of evorpacept in combination with rituximab and lenalidomide patients with relapsed refractory B-cell NHL (R/R B-NHL) provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

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

(2)
PD-1/programmed death-ligand 1 (PD-L1) immune checkpoint inhibitors (the “don’t activate T-cells” signal): Combining with PD-1/PD-L1 checkpoint inhibitor, where evorpacept activates dendritic cells that are constitutively inhibited by the CD47/ SIRP alpha pathway.
Activated dendritic cells present neoantigens to T-cells that, once activated, will kill cancer cells when the PD-1/PD-L1 inhibitory interaction is blocked by T-cell checkpoint inhibitors. The combination with a PD-1/PD-L1 checkpoint inhibitor allows maximum activity of these newly activated T-cells. This mechanism of action is being investigated in our clinical trials, ASPEN-03 and ASPEN-04, two randomized Phase 2 studies in combination with KEYTRUDA® (pembrolizumab), without or with chemotherapy, respectively, comparing to the same treatments without evorpacept, in first line head and neck squamous cell carcinoma (HNSCC). Validation of this mechanism is supported by our Phase 1 data (n=23) in the same indications and combinations where we saw an improvement in overall survival (OS) at 12 months with respect to historical data.

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
o
In March 2022, we announced the dosing of the first patient in the multi-center, international ASPEN-06 trial, a randomized Phase 2/3 trial of evorpacept in combination with trastuzumab, ramucirumab and paclitaxel for the treatment of second- and third-line advanced HER2-overexpressing gastric/GEJ cancer, where all patients had received an anti-HER2 agent in prior lines of therapy.
o
In June 2023, the European Commission granted ODD to evorpacept for the treatment of patients with gastric/GEJ cancer.
o
In October 2023, we announced positive prespecified interim Phase 2 clinical data from our ASPEN-06 clinical trial. This prespecified interim analysis reported results from 54 randomized patients with second and third line gastric/GEJ cancer, including patients previously treated with fam-trastuzumab deruxtecan-nxki and checkpoint inhibitors. A confirmed ORR of 52% was demonstrated for the Evo-TRP treatment arm compared to 22% for the TRP control arm. An mDOR was not reached for the Evo-TRP treatment arm compared to 7.4 months for the control group. The safety profile of evorpacept was consistent with previous clinical trials and was well-tolerated.

o
In July 2024, we announced the topline data from our ASPEN-06 Phase 2 clinical trial. This topline data reported results from 127 randomized patients with second and third line gastric/GEJ cancer and was generally well-balanced across arms based on prespecified stratification factors including line of therapy, prior ENHERTU use, Asia region, tumor location (GC or GEJ), HER2 expression level, and having HER2-positive disease based upon a tissue biopsy after anti-HER2 treatment. A confirmed ORR of 40.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm. The mDOR was 15.7 months for the Evo-TRP treatment arm and 7.6 months for the TRP control arm in the full trial population. In patients with fresh HER2-positive biopsies (n=48), Evo-TRP demonstrated an ORR of 54.8% compared to 23.1% for the TRP control.
o
In January 2025, we presented updated results from the ASPEN-06 Phase 2 clinical trial in an oral presentation at the 2025 ASCO Gastrointestinal Cancers Symposium. A confirmed ORR of 41.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm in the ITT patient population. In patients with confirmed HER2-positive expression as determined by either fresh biopsy or ctDNA HER2-positivity (n=96), the addition of evorpacept to TRP resulted in a 48.9% ORR, an mDOR of 15.7 months and mPFS of 7.5 months, compared to a 24.5% ORR, an mDOR of 9.1 months and mPFS of 6.7 months in the TRP control group, with a PFS HR of 0.64.
▪
ASPEN-Breast - Breast Cancer
o
In March 2025, we announced intent to initiate a Phase 2 study evaluating evorpacept in combination with trastuzumab and chemotherapy for the treatment of patients with metastatic HER2-positive breast cancer.
▪
ASPEN-CRC - Colorectal Cancer (CRC)
o
In March 2025, we announced intent to initiate a Phase 1b study evaluating evorpacept in combination with the epidermal growth factor receptor (EGFR)-targeted antibody cetuximab and chemotherapy for the treatment of patients with metastatic CRC.

Combination with antibody-drug conjugate (ADC)

▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an ADC, enfortumab vedotin-ejfv (EV), for the second-line treatment of locally advanced or metastatic UC.
o
In June 2024, interim Phase 1 data were presented in a poster presentation at the 2024 ASCO Annual Meeting. The ASCO poster presentation data-cut reported an unconfirmed ORR of 59% (n=22) with evorpacept plus EV (EV single agent ORR benchmark is 41%). Following the April data cut-off, four additional response evaluable patients yielded an unconfirmed ORR of 61% (n=26) including two confirmed complete responses and six confirmed partial responses. These findings represent the first evorpacept combination data with an ADC from ASPEN-07’s ongoing, open-label, single-arm, clinical trial of evorpacept in combination with EV in patients with locally advanced or metastatic urothelial cancer. Continued follow-up for patients who are EV-naïve on ASPEN-07 is ongoing and, enrollment of a new cohort of patients who have received prior EV has begun.

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
o
In December 2024, Phase 1b/2 data were presented in a poster presentation at the 2024 San Antonio Breast Cancer Symposium (SABCS). The SABCS poster presentation data-cut reported on efficacy findings from all three of the part-two trial cohorts: Cohort 1 (n=21) consisted of patients with HER2-positive breast cancer who had received prior ENHERTU and also a median of six prior systemic therapies in the metastatic setting. Patients were enrolled based on local assessment of tumor samples or central assessment. Of the 21 patients enrolled in Cohort 1, nine were found to be HER2-positive based on central assessment. Cohort 2 (n=15) consisted of patients with HER2-low breast cancer who had received a median of five prior systemic therapies. Cohort 3 (n=8) consisted of patients with other HER2-expressing cancers. Patients in Cohort 1 who were HER2-positive by central assessment (n=9) showed the greatest anti-tumor activity with a confirmed ORR of 55.6% and a median progression free survival (mPFS) of 7.4 months. Overall, patients in Cohort 1 (n=21) had a confirmed ORR and mPFS of 33.3% and 3.6 months, respectively. Patients in Cohort 2 had a confirmed ORR and mPFS of 20.0% and 1.9 months, respectively. As of the August 2024 data cutoff, median follow-up was 9.6 months, with six patients still on treatment. The median duration of response was not reached for Cohort 1 patients (range: 3.6-25.9 months) and was 5.5 months for Cohort 2 patients (range: 3.6-11.0 months), with responses ongoing, including the longest observed response, in each cohort.
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
o
In April 2024, MD Anderson Cancer Center reported clinical data from the ongoing Phase 1/2 IST of evorpacept in combination with R2 in patients with R/R B-NHL. The new data were presented in an oral presentation at the 2024 American Association for Cancer Research (AACR) Annual Meeting. The Phase 1 part of the clinical trial enrolled a total of 20 patients with indolent (n=18) and aggressive (n=2) R/R B-NHL where all patients had received prior rituximab and 72% had received prior chemoimmunotherapy. Patients received evorpacept 30 mg/kg every two weeks (Q2W) (n=3) or 60 mg/kg every four weeks (Q4W) (n=17) in combination with standard R2 treatment. The regimen was well tolerated, and there were no dose-limiting toxicities. Patients with indolent R/R B-NHL (n=18) had a best ORR of 94% and a complete response rate of 83%. The median duration of response was not reached. The Phase 2 portion of the clinical trial is actively accruing treatment naïve patients in the 1L setting.
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
▪
ADC Program - ALX2004
o
With our acquisition of ScalmiBio, Inc. (ScalmiBio) in October 2021, we developed ADC drug candidates based on our expertise in protein engineering and oncology.
o
In January 2024, we declared a development candidate ALX2004 based on ScalmiBio acquired technology, triggering the first milestone payment to ScalmiBio stockholders.
o
We intend to file an IND for our first ADC program, ALX2004, in the first quarter of 2025.

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

In March 2022, we filed a universal shelf registration statement (Shelf Registration Statement), which provides for aggregate offerings of up to $450.0 million of the Company’s securities. In May 2022, we filed an amendment to the Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission (SEC) on May 31, 2022. We believe that our Shelf Registration Statement provides us with flexibility to raise additional capital to finance our operations as needed. In December 2021, we entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may, subject to the effectiveness of the Shelf Registration Statement, offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in an at-the-market (ATM) offering. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of December 31, 2024, we had issued approximately 2,199,542 shares of common stock pursuant to the Sales Agreement for net proceeds of $29.7 million. We may terminate this ATM program at any time, pursuant to its terms.

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

In October 2023, we completed an underwritten follow-on public offering pursuant to the Shelf Registration Statement (the October 2023 Offering). In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised.

In December 2023, we entered into a third amendment to the Loan Agreement. The primary purpose of the third amendment was to (i) extend the draw period for the first tranche loans from December 31, 2023 to June 30, 2024, (ii) add as a condition for the funding of any first tranche loans after the effective date of the amendment, the requirement that the Phase 2 portion of the ASPEN-06 study in gastric/GEJ cancer either remains ongoing or the achievement of a milestone related to the development of the ASPEN-06 study, and (iii) add a contingency fee in the amount of $0.6 million to the Lenders if the Company prepays any of the loans under the Loan Agreement other than in connection with refinancing of the Loan Agreement with the Lenders and their affiliates.

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available to us as of December 31, 2024.

From inception through December 31, 2024, we have raised an aggregate of $643.2 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement, $58.9 million were net proceeds from our follow-on offering in October 2023, and $29.7 million were net proceeds from our ATM offering.

We have incurred net losses in each year since inception. Our net losses were $134.9 million, $160.8 million and $123.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $621.1 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Almost all of our research and development expenses to date have been related to the clinical development of our lead product candidate, evorpacept. We expect to incur significant research and development expenses in the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates and developing new product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we will incur expenses related to the preclinical research conducted internally and through the contract with Tallac Therapeutics, as further described in Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Results of Operations and Net Loss

Comparisons of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$116,373	$141,795	$(25,422)	-18%
General and administrative	26,094	28,483	(2,389)	-8%
Total operating expenses	142,467	170,278	(27,811)	-16%
Loss from operations	(142,467)	(170,278)	27,811	-16%
Interest income	9,366	10,649	(1,283)	-12%
Interest expense	(1,729)	(1,565)	(164)	10%
Other income (expense), net	(20)	389	(409)	-105%
Net loss	$(134,850)	$(160,805)	$25,955	-16%

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,		Change
	2024	2023	$	%
Clinical and development costs	$61,868	$99,362	$(37,494)	-38%
Preclinical costs	6,717	3,682	3,035	82%
Personnel and related costs	23,085	19,407	3,678	19%
Stock-based compensation expense	18,490	14,665	3,825	26%
Other research costs	6,213	4,679	1,534	33%
Total research and development expenses	$116,373	$141,795	$(25,422)	-18%

Research and development (R&D) expenses decreased by $25.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to a decrease of $37.5 million in clinical and development costs due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept. This decrease was offset by (i) an increase of $3.8 million in stock-based compensation expense of which $2.6 million was due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as a result of the change in roles for our former Chief Executive Officer who transitioned to Chief Scientific Officer in September 2023 and the remaining amounts were due to a full year of expense for awards granted during the year ended December 31, 2023 as well as additional awards granted since December 31, 2023, (ii) an increase of $3.7 million in personnel and related costs primarily driven by headcount growth and severance costs, (iii) an increase of $3.0 million in preclinical costs for development of new targets, and (iv) an increase of $1.5 million in other research costs, of which $1.0 million was due to a development milestone payment to ScalmiBio stockholders and of which $0.5 million was due to increase in finance lease amortization costs due to modification.

The future trend of our R&D expenses is dependent on our decision-making on which indications to pursue for future clinical development and the costs, timing, and outcomes of any future clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,		Change
	2024	2023	$	%
Personnel and related costs	$7,619	$7,100	$519	7%
Stock-based compensation expense	8,603	11,608	(3,005)	-26%
Other general and administrative costs	9,872	9,775	97	1%
Total general and administrative expenses	$26,094	$28,483	$(2,389)	-8%

General and administrative expenses decreased by $2.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to a decrease of $3.0 million in stock-based compensation expense primarily due to a change in classification from the comparative periods of stock-based compensation from G&A to R&D as described above under R&D expenses, offset by an increase of $0.5 million in personnel and related costs driven by merit increases and severance costs.

Interest Income

Interest income decreased by $1.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to lower cash and investment balances during the current year as compared to prior year.

Interest Expense

Interest expense increased by $0.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to higher interest rates.

Other Income (Expense), Net

Other income (expense), net decreased by $0.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to absence in the current year of other income from an immaterial service contract, under which the Company provided R&D services for another company.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of December 31, 2024, we had cash, cash equivalents and short-term and long-term investments of $131.3 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $621.1 million. We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
macroeconomic conditions, such as inflation, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, economic downturns, disasters, and medical or public health crises; and
•
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, bank failures or instability in the financial services sector, or geopolitical risks, which may exacerbate the magnitude of the factors discussed above.

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

In December 2021, we entered into the Sales Agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our ATM offering program. In March 2022, we filed a Shelf Registration Statement with the SEC. In May 2022, we filed an amended Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of December 31, 2024, we sold an aggregate of 2,199,542 shares of common stock under our Sales Agreement for net proceeds of $29.7 million, after deducting commissions. We may terminate this ATM program at any time, pursuant to its terms.

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

In October 2023, we completed the October 2023 Offering. In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised.

In December 2023, we entered into a third amendment to the Loan Agreement. The primary purpose of the third amendment was to (i) extend the draw period for the first tranche loans from December 31, 2023 to June 30, 2024, (ii) add as a condition for the funding of any first tranche loans after the effective date of the amendment, the requirement that the Phase 2 portion of the ASPEN-06 study in gastric/GEJ cancer either remains ongoing or the achievement of a milestone related to the development of the ASPEN-06 study, and (iii) add a contingency fee in the amount of $0.6 million to the Lenders if the Company prepays any of the loans under the Loan Agreement other than in connection with refinancing of the Loan Agreement with the Lenders and their affiliates.

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available to us as of December 31, 2024.

We believe our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. Additionally, the Company also has the ability to further utilize the ATM program. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$(121,912)	$(130,364)	$(89,223)
Investing activities	86,256	44,657	(235,416)
Financing activities	30,817	59,291	9,860
Net decrease in cash, cash equivalents and restricted cash	$(4,839)	$(26,416)	$(314,779)

Operating Activities

In the year ended December 31, 2024, net cash used in operating activities of $121.9 million was attributable to a net loss of $134.9 million and a decrease in net operating assets and liabilities of $12.4 million offset by non-cash charges of $25.4 million. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $17.0 million primarily due to timing of invoices and payments and a decrease in other assets of $7.4 million offset by an increase in prepaid and other current assets of $0.7 million and a decrease in other non-current liabilities of $2.1 million. Non-cash charges consisted primarily of stock-based compensation expense of $27.1 million, non-cash lease costs of $1.8 million, and depreciation and amortization costs of $0.9 million offset by net amortization of premiums and accretion of discounts on investments of $4.7 million.

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

Investing Activities

In the year ended December 31, 2024, net cash provided by investing activities of $86.3 million was attributable to cash received for maturities of investments of $194.1 million, offset by purchases of short-term and long-term investments of $107.4 million and purchases of property and equipment of $0.4 million.

In the year ended December 31, 2023, net cash provided by investing activities of $44.7 million was attributable to cash received for maturities of investments of $292.6 million, offset by purchases of short-term and long-term investments of $246.6 million and purchases of property and equipment of $1.3 million.

Financing Activities

In the year ended December 31, 2024, net cash provided by financing activities of $30.8 million was attributable to proceeds from our ATM offering, net of commissions, of $29.7 million, proceeds from the exercise of stock options under equity incentive plans of $1.6 million, and proceeds from issuance of common stock pursuant to employee stock purchase plan of $0.4 million, offset by principal payments on finance leases of $0.8 million.

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

We make judgments and estimates in determining the accrual balance related to our CMOs at the end of each reporting period based on discussion with internal personnel who work directly and meet regularly with the CMOs. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in reporting amounts that are too high or too low in any particular period. Through December 31, 2024, there have been no material differences from our accrued estimated expenses to the actual clinical trial and manufacturing development expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from our estimates, resulting in adjustments to clinical trial expense and manufacturing costs in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial position and results of our operations.

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

As of December 31, 2024, we had cash, cash equivalents and investments of $131.3 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of December 31, 2024, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

The Company is continuing to monitor any events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). In March 2023, SVB, where the Company maintained operating accounts with a cash balance of less than 1% of the Company’s total cash, cash equivalents and investments, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC to act as receiver. The FDIC created Silicon Valley Bridge Bank, N.A. (SVBB) as successor to SVB. First Citizens BancShares, Inc. (First Citizens Bank) acquired SVBB from the FDIC and assumed all of SVB’s deposits and loans. In light of the foregoing, the Company does not believe that it had exposure to loss as a result of SVB’s receivership.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

ALX Oncology Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ALX Oncology Holdings Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 6, 2025

ALX ONCOLOGY HOLDINGS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$17,567	$22,406
Short-term investments	110,190	160,330
Prepaid expenses and other current assets	6,595	5,923
Total current assets	134,352	188,659
Property and equipment, net	2,905	3,589
Long-term investments	3,524	35,411
Other assets	6,994	14,894
Total assets	$147,775	$242,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,497	$8,591
Payable and accrued liabilities due to related party	149	543
Term loan, current	435	—
Accrued expenses and other current liabilities	13,419	26,867
Total current liabilities	18,500	36,001
Term loan, non-current	9,469	9,639
Other non-current liabilities	6,188	7,201
Total liabilities	34,157	52,841
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 53,052,912 and 49,951,989 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	53	50
Additional paid-in capital	734,412	675,678
Accumulated other comprehensive income	275	256
Accumulated deficit	(621,122)	(486,272)
Total stockholders’ equity	113,618	189,712
Total liabilities and stockholders’ equity	$147,775	$242,553

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023	2022
Operating expenses:
Research and development	$116,373	$141,795	98,400
General and administrative	26,094	28,483	29,036
Total operating expenses	142,467	170,278	127,436
Loss from operations	(142,467)	(170,278)	(127,436)
Interest income	9,366	10,649	4,278
Interest expense	(1,729)	(1,565)	(238)
Other income (expense), net	(20)	389	(22)
Loss before income taxes	(134,850)	(160,805)	(123,418)
Income tax provision	—	—	(64)
Net loss	$(134,850)	$(160,805)	(123,482)
Net loss per share, basic and diluted	$(2.58)	$(3.74)	$(3.03)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	52,174,904	42,987,767	40,699,612

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Net loss	$(134,850)	$(160,805)	$(123,482)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	19	1,101	(845)
Total comprehensive loss	$(134,831)	$(159,704)	$(124,327)

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	40,587,067	$41	$564,993	$—	$(201,985)	$363,049
Issuance of common stock under equity incentive plans	225,612	—	567	—	—	567
Issuance of common stock under employee stock purchase plan	48,707	—	336	—	—	336
Stock-based compensation	—	—	23,839	—	—	23,839
Unrealized loss on available-for-sale investments	—	—	—	(845)	—	(845)
Net loss	—	—	—	—	(123,482)	(123,482)
Balance as of December 31, 2022	40,861,386	41	589,735	(845)	(325,467)	263,464
Issuance of common stock and pre-funded warrants in connection with equity offerings, net of underwriter discounts ($3.8 million) and issuance costs ($0.6 million)	8,663,793	9	58,878	—	—	58,887
Issuance of common stock under equity incentive plans	344,213	—	269	—	—	269
Issuance of common stock under employee stock purchase plan	82,597	—	523	—	—	523
Stock-based compensation	—	—	26,273	—	—	26,273
Unrealized gain on available-for-sale investments	—	—	—	1,101	—	1,101
Net loss	—	—	—	—	(160,805)	(160,805)
Balance as of December 31, 2023	49,951,989	50	675,678	256	(486,272)	189,712
Issuance of common stock under equity incentive plans	810,243	1	1,631	—	—	1,632
Issuance of common stock under employee stock purchase plan	91,138	—	351	—	—	351
Issuance of common stock through ATM offering, net of commissions ($0.8 million)	2,199,542	2	29,659	—	—	29,661
Stock-based compensation	—	—	27,093	—	—	27,093
Unrealized gain on available-for-sale investments	—	—	—	19	—	19
Net loss	—	—	—	—	(134,850)	(134,850)
Balance as of December 31, 2024	53,052,912	$53	$734,412	$275	$(621,122)	$113,618

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Operating activities
Net loss	$(134,850)	$(160,805)	$(123,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	872	836	342
Non-cash lease costs	1,785	1,272	1,124
Stock-based compensation	27,093	26,273	23,839
Net accretion of discounts on investments	(4,657)	(6,487)	(940)
Accretion of term loan discount and issuance costs	265	250	44
Loss on disposal of fixed asset	10	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(692)	(1,291)	(1,476)
Other assets	7,375	1,366	750
Accounts payable	(4,024)	458	4,506
Payable and accrued liabilities due to related party	(394)	(1,107)	20
Accrued expenses and other current liabilities	(12,624)	11,224	7,027
Other non-current liabilities	(2,071)	(2,353)	(977)
Net cash used in operating activities	(121,912)	(130,364)	(89,223)
Investing activities
Purchase of investments	(107,406)	(246,629)	(376,789)
Maturities of investments	194,109	292,560	142,800
Purchase of property and equipment	(447)	(1,274)	(1,427)
Net cash provided by (used in) investing activities	86,256	44,657	(235,416)
Financing activities
Proceeds from equity offerings, net of underwriter discounts ($3.8 million) and issuance costs ($0.6 million)	—	58,887	—
Proceeds from ATM offering, net of commissions ($0.8 million)	29,661	—	—
Proceeds from exercise of stock options under equity incentive plan	1,632	269	567
Proceeds from issuance of common stock under employee stock purchase plan	351	523	336
Principal payments on finance leases	(827)	(388)	(388)
Proceeds from issuance of term loan, net	—	—	10,000
Payments of debt issuance costs	—	—	(655)
Net cash provided by financing activities	30,817	59,291	9,860
Net decrease in cash, cash equivalents and restricted cash	(4,839)	(26,416)	(314,779)
Cash, cash equivalents and restricted cash at beginning of year	22,472	48,888	363,667
Cash, cash equivalents and restricted cash at end of period	$17,633	$22,472	$48,888

Supplemental disclosure
Cash paid for interest	$1,387	$1,177	$103

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,158	$1,407	$2,145
Right-of-use asset acquired under operating leases	$—	$—	$4,613
Right-of-use asset acquired under finance leases	$1,309	$2,600	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$17,567	$22,406	$48,822
Restricted cash (included in other assets)	66	66	66
Total cash and cash equivalents and restricted cash	$17,633	$22,472	$48,888

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

As of December 31, 2024, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

Management expects to incur additional losses in the future to conduct product candidate research and development and to conduct pre-commercialization activities and recognizes that the Company will likely be required to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the sale of additional equity, debt financings and/or strategic alliances with third parties. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional financing, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. The Company believes that the existing capital resources will be sufficient to fund the projected operating requirements for at least the next twelve months.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to the estimated useful lives of long-lived assets, clinical and contract manufacturing accruals, fair value of assets and liabilities, fair value of investments, and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

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

As of December 31, 2024 and 2023, the carrying amount of cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. The carrying amount of our non-current debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current SOFR rate plus a spread.

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

Equity issuance costs consist of certain legal, professional accounting and third-party fees directly associated with in-process equity financings. These amounts are capitalized as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the equity financing. In the event an anticipated offering is terminated or significantly delayed, deferred offering costs will be immediately expensed as part of general and administrative expenses. As of December 31, 2024 and 2023, no deferred offering costs were included as prepaid expenses and other current assets on the consolidated balance sheets, and all offering costs were offset against offering proceeds and reclassified to additional paid-in capital on the consolidated balance sheets.

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

The Company makes judgments and estimates in determining the accrual balance at the end of each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. Through December 31, 2024, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods.

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

For awards with only service-based vesting conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods over the requisite service period, which is generally the vesting period. For awards that include performance-based vesting conditions, the Company uses the accelerated attribution method to allocate compensation expense on a tranche-by-tranche basis to reporting periods over the requisite service period if and when it becomes probable that the performance condition will be achieved. At each reporting period, the Company will assess the probability of the performance condition being met for each tranche and, as applicable, recognize the cumulative effect of the change in estimate in the period of the change. The Company accounts for the effect of forfeitures as they occur.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its chief executive officer. The Company manages its operations as a single operating segment. All of the Company’s long-lived assets are located in the United States. Refer to “Note 13. Segment Reporting” for further information.

Foreign Currency Transactions

The functional currency of the Company’s operation and each of its subsidiaries is U.S. dollars. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the consolidated statements of operations and recorded in other income (expense), net, and were immaterial for the years December 31, 2024, 2023 and 2022.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company’s adoption of ASU 2020-06 on January 1, 2024 did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company’s adoption of ASU 2023-07 on January 1, 2024 expanded the level of disaggregation of operating expenses within the notes to financial statements. Refer to “Note 13. Segment Reporting” for disclosure related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting - Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation and amortization, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is applied on a prospective basis with the option for retrospective application. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,468	$—	$—	$15,468
Short-term investments
U.S. Treasury securities	Level 1	52,167	148	—	52,315
U.S. government agency securities	Level 2	3,101	6	—	3,107
Corporate debt securities	Level 2	52,657	122	—	52,779
Commercial paper	Level 2	1,988	1	—	1,989
Long-term investments
Corporate debt securities	Level 2	3,526	1	(3)	3,524
Total		$128,907	$278	$(3)	$129,182

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,591	$—	$—	$15,591
Corporate debt securities	Level 2	4,489	1	—	4,490
Short-term investments
U.S. Treasury securities	Level 1	74,790	80	(20)	74,850
U.S. government agency securities	Level 2	28,215	—	(38)	28,177
Corporate debt securities	Level 2	21,881	24	(3)	21,902
Commercial paper	Level 2	34,967	22	(9)	34,980
Asset-backed securities	Level 2	423	—	(2)	421
Long-term investments
U.S. Treasury securities	Level 1	14,737	75	—	14,812
U.S. government agency securities	Level 2	3,009	31	—	3,040
Corporate debt securities	Level 2	17,464	95	—	17,559
Total		$215,566	$328	$(72)	$215,822

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of December 31, 2024 and 2023.

The fair value of cash equivalents and available-for-sale investments by classification included in the consolidated balance sheets was as follows as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Cash equivalents	$15,468	$20,081
Short-term investments	110,190	160,330
Long-term investments	3,524	35,411
Total	$129,182	$215,822

Cash and cash equivalents in the above table excludes bank account cash of $2.1 million and $2.3 million as of December 31, 2024 and 2023, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Maturing in one year or less	$125,658	$180,411
Maturing after one year through five years	3,524	35,411
Total	$129,182	$215,822

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2024 and 2023 and there were no financial instruments classified as Level 3 as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, accrued interest receivable related to the Company’s investments of $0.9 million and $1.0 million, respectively, was included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of December 31, 2024 and 2023, no allowance for credit losses for the Company’s investments was recorded. As of December 31, 2024 and 2023, securities with a fair value of zero and $5.9 million, respectively, were in a continuous net unrealized loss position for more than 12 months. As of December 31, 2024 and 2023, the Company has not recognized any impairment losses on available-for-sale investments.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid clinical expenses	$3,757	$3,049
Prepaid expenses	1,343	830
Interest and investment receivables	892	996
Prepaid insurance	576	609
Other current assets	27	439
Total prepaid expenses and other current assets	$6,595	$5,923

Property and Equipment, Net

The following table presents the components of property and equipment, net as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Leasehold improvements	$2,509	$2,513
Laboratory equipment	1,835	1,733
Computer hardware and software	473	414
Furniture and fixtures	165	166
Property and equipment, gross	4,982	4,826
Less: accumulated depreciation	(2,077)	(1,237)
Property and equipment, net	$2,905	$3,589

Depreciation was $0.9 million, $0.8 million, and $0.3 million for years ended December 31, 2024, 2023 and 2022, respectively.

Other Assets

The following table presents the components of other assets, net as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Operating lease right-of-use assets	$4,023	$4,847
Finance lease right-of-use assets	2,704	2,405
Other assets	200	200
Long-term prepaid contract manufacturing costs	67	—
Long-term prepaid clinical expenses	—	7,442
Total other assets	$6,994	$14,894

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Accrued compensation and related expenses	$5,306	$6,067
Accrued clinical and nonclinical study costs	3,858	8,873
Accrued contract manufacturing	1,479	9,543
Accrued property and equipment	203	179
Other current liabilities	2,573	2,205
Total accrued expenses and other current liabilities	$13,419	$26,867

(5) LEASES

In May 2016, the Company entered into a pharmaceutical support services agreement, which included embedded leases that allowed the Company the right to direct the use of certain equipment. The embedded leases commenced in September 2020 and were set to expire in August 2023 with no stated option to extend the term. In May 2023, the Company entered into an addendum to extend the existing lease through May 2026 and lease additional number of certain equipment. In October 2023, the Company entered into an additional addendum to lease an additional number of certain equipment through May 2026. In June 2024, the Company entered into another addendum to extend the existing lease through July 2027 and lease additional number of certain equipment. The Company classified the leases as finance leases.

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

In February 2022, the Company entered into a lease agreement totaling approximately 11,074 square feet of office and laboratory space located in Palo Alto, California. The lease consists of two premises and expires in February 2030. The lease provides for an option to extend for two years after expiration. The lease for one of the premises commenced in February 2022 and the lease for the second premises commenced in April 2022. The lease provides for an annual base rent of approximately $0.8 million, which increases on an annual basis by 3%. The total lease payments for the life of the lease are approximately $6.9 million. The Company is also responsible for leasehold improvement costs related to the second premises, which totaled to $2.3 million, of which $1.5 million is to be paid with interest at a rate of 7% per annum as additional payments over the life of the lease. The Company classified the lease as an operating lease. Under the terms of the lease agreement, the Company issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted cash deposit of $0.1 million. The restricted cash deposit was included in the other assets on the consolidated balance sheets.

As of December 31, 2024, the ROU assets recorded for operating leases and finance leases were $4.0 million and $2.7 million, respectively. As of December 31, 2023, the ROU assets recorded for operating leases and finance leases were $4.8 million and $2.4 million, respectively. The amounts were included in the other assets on the consolidated balance sheets (see “Note 4. Balance Sheet Components—Other Assets”).

The following table presents the maturities and balance sheet information of the Company’s operating and finance lease liabilities as of December 31, 2024 (in thousands, except lease term and discount rate):

	December 31, 2024
	Operating Leases	Finance Leases
2025	$1,305	$1,056
2026	1,187	1,056
2027	912	616
2028	939	—
2029	967	—
Thereafter	163	—
Total lease payments	5,473	2,728
Less: imputed interest	(1,062)	(65)
Total lease liabilities	$4,411	$2,663

Lease liabilities: current (i)	$949	$963
Lease liabilities: non-current (ii)	3,462	1,700
Total lease liabilities	$4,411	$2,663

Weighted average remaining lease term (in years)	4.6	2.6
Weighted average discount rate	9.0%	8.5%

(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the consolidated balance sheets.

The following table presents the components of lease costs for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Operating lease cost	$1,244	$1,263	$1,159
Variable lease cost and other, net (i)	560	461	262
Short-term lease cost	14	17	88
Finance lease cost:
Amortization of right-of-use assets	962	493	447
Interest	220	44	9
Total lease costs	$3,000	$2,278	$1,965

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

The following table presents the supplemental cash flow disclosures for cash paid for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,267	$1,241	$933
Operating cash flows from finance leases	$205	$20	$8
Financing cash flows from finance leases	$827	$388	$388
Right-of-use asset acquired under leases
Operating leases	$—	$—	$4,613
Finance leases	$1,309	$2,600	$—

(6) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million. Under the original terms of the Loan Agreement, the Company had the right to draw an additional $40.0 million through the end of December 2023. The Loan Agreement provides for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

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

The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the consolidated balance sheets. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the years ended December 31, 2024, 2023 and 2022, interest expense incurred in connection with the Loan Agreement was $1.2 million, $1.1 million, and $0.2 million, respectively.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of December 31, 2024, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2024, we were in compliance with all financial reporting covenants under the Loan Agreement.

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

In December 2023, we entered into a third amendment to the Loan Agreement. The primary purpose of the third amendment was to (i) extend the draw period for the first tranche loans from December 31, 2023 to June 30, 2024, (ii) add as a condition for the funding of any first tranche loans after the effective date of the amendment, the requirement that the Phase 2 portion of the ASPEN-06 study in gastric/GEJ cancer either remains ongoing or the achievement of a milestone related to the development of the ASPEN-06 study, and (iii) add a contingency fee in the amount of $0.6 million to the Lenders if the Company prepays any of the loans under the Loan Agreement other than in connection with refinancing of the Loan Agreement with the Lenders and their affiliates.

The Company decided not to draw down on any portion of the $40.0 million available under the Loan Agreement by the deadline of June 30, 2024 and did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available as of December 31, 2024.

As of December 31, 2024, the future maturities under the Loan Agreement are as follows (in thousands):

December 31, 2024
2025	$435
2026	5,217
2027	4,948
2028	—
2029	—
Total future maturities	10,600
Less: current portion of term loan	(435)
Total term loan, net of current portion	10,165
Less: unamortized debt issuance costs	(558)
Less: unaccreted final payment costs	(138)
Term loan, non-current, net	$9,469

(7) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2024 and 2023, the Company had 53,052,912 and 49,951,989 shares of common stock outstanding, respectively.

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

Common stock reserved for future issuance as of December 31, 2024 consists of the following:

December 31, 2024
Stock options issued and outstanding	10,528,751
RSUs issued and outstanding	898,755
PSUs issued and outstanding	357,500
Stock options authorized for future issuance	642,557
Employee Stock Purchase Plan shares authorized for future issuance	974,251
Total	13,401,814

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Sales Agreement), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market equity offering program (ATM Offering). In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of December 31, 2024, the Company had issued approximately 2,199,542 shares of common stock pursuant to the Sales Agreement for net proceeds of $29.7 million. The Company may terminate this ATM program at any time, pursuant to its terms.

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

The pre-funded warrants were classified as equity and accounted for as a component of additional paid-in capital. The pre-funded warrants were classified as equity because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their offering price approximated their fair value, and allocated the aggregate net proceeds from the offering proportionately to the common stock and pre-funded warrants, including approximately $7.4 million allocated to the pre-funded warrants and recorded as a component of additional paid-in capital on the consolidated balance sheets.

As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see “Note 11. Net Loss Per Share Attributable to Common Stockholders”).

(8) STOCK-BASED COMPENSATION

Equity Incentive Plans

2020 Equity Incentive Plan

On April 1, 2020, the board of directors (the Board) approved a new equity incentive plan, or the 2020 Equity Incentive Plan, that replaced the Company’s existing equity compensation plan, 2015 Share Award Scheme. The 2020 Equity Incentive Plan permitted the issuance of up to 4,379,139 shares of the Company’s common stock pursuant to awards granted under it, and authorized the award of stock options, restricted stock awards, stock appreciation rights and restricted stock units to employees, directors, and consultants.

Amended and Restated 2020 Equity Incentive Plan

In July 2020, the Company adopted the Amended and Restated 2020 Equity Incentive Plan, or the 2020 Plan. The 2020 Plan replaced the Company’s 2020 Equity Incentive Plan and a total of 7,874,862 shares were reserved under the 2020 Plan. Unless the Board provides otherwise, beginning on January 1, 2021, the maximum number of shares which shall be made available for issuance under the 2020 Plan will automatically increase on the first day in January of each calendar year (i.e., the first day of our fiscal year) by an amount equal to the least of:

•
4,000,000 shares;
•
four percent of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or
•
such number of shares as our board of directors may determine no later than the last day of our immediately preceding fiscal year.

The terms of the stock option agreements, including vesting requirements, are determined by the Board, subject to the provisions of the 2020 Plan. The term of the options generally expire, upon the earliest of (i) termination of continuous service for cause (ii) three months after the termination of continuous service for reasons other than cause, death or disability (iii) twelve months after the termination of continuous service due to disability (iv) eighteen months after the employee’s death if the employee died during the period of continuous service (v) expiration date in the grant notice or (vi) the day before the tenth anniversary of the date of grant. The per share exercise price of the incentive stock options must equal at least the fair market value of a share underlying such options on the date of grant.

All awards that are canceled, forfeited or expired are returned to the 2020 Plan and are available for grant in conjunction with the issuance of new awards. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over an agreed service period, usually four years. Certain stock options granted under the 2020 Plan provide option holders the right to elect to exercise unvested options in exchange for common stock. Such unvested common stock is subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the underlying repurchase right expires. These repurchase terms are considered to be a forfeiture provision. The cash received from employees for exercise of unvested options is treated as a refundable deposit and is classified as a liability on the consolidated balance sheets. At December 31, 2024, there was no such unvested early exercised options and related liability.

Shares Available for Grant

The following table provides a summary of shares available for grant under the 2020 Plan:

Amended and Restated 2020 Equity Incentive Plan
Shares available for grant at December 31, 2023	1,305,386
Authorized	1,998,080
Granted	(5,945,545)
Canceled/forfeited	3,284,636
Shares available for grant at December 31, 2024	642,557

Stock Option Exchange

On December 2, 2024, the Company commenced an offer to exchange eligible options held by eligible employees of the Company for new options (the Exchange Offer). The Exchange Offer expired on December 30, 2024. Under the Exchange Offer, the Company accepted for exchange eligible options to purchase an aggregate of 2,693,873 shares of the Company’s common stock, representing 80.3% of the total shares of common stock underlying the eligible options. On December 30, 2024, immediately following the expiration of the Exchange Offer, the exchanged options were canceled and new options to purchase 2,155,095 shares of common stock were granted at an exercise price of $1.66 per share, which was the closing price of the common stock on the Nasdaq Global Select Market on the grant date of the new options. The number of options canceled and subsequently granted in the Exchange Offer was included in the shares available for grant summary table above under canceled/forfeited and granted respectively. The new options are subject to a new vesting schedule, vesting in equal monthly installments following the new option grant date for the longer of (a) 30 months or (b) the number of months remaining in the vesting schedule on the eligible option grant. Each new option has a maximum term of seven years.

The exchange of stock options was treated as a modification for accounting purposes. The incremental expense of $0.6 million for the modified options was calculated using the Black-Scholes option pricing model. The incremental expense and the unamortized expense remaining on the exchanged options as of the modification date are being recognized over the new vesting service period.

Employee Stock Purchase Plan

In July 2020, the Board and stockholders approved the ALX Oncology Holdings Inc. 2020 Employee Stock Purchase Plan, or the ESPP. The ESPP allows eligible employees to have up to 15 percent of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 3,000 shares in an offering period, whichever is less. An offering period consists of a six-month purchase period, with a look back feature to our stock price at the commencement of the offering period. Eligible employees can purchase the Company’s common stock at the end of the offering period at 85% of the lower of the closing price of our common stock on The Nasdaq Global Select Market on the first and last day of the offering period.

The initial number of shares of common stock available for issuance under the ESPP was 400,000. Unless the Board provides otherwise, beginning on January 1, 2021, the maximum number of shares which shall be made available for sale under the ESPP will automatically increase on the first day in January of each calendar year (i.e., the first day of our fiscal year) during the term of the ESPP by an amount equal to the least of:

•
800,000 shares;
•
one percent of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or
•
such number of shares as our board of directors may determine no later than the last day of our immediately preceding fiscal year.

On January 1, 2024 and 2023, the number of shares available under the ESPP was increased by zero. As of December 31, 2024, 230,065 shares of common stock have been purchased under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 974,251.

Stock Option Activity

The following table provides a summary of stock option activity under the 2020 Plan and related information:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,984,671	$15.43	7.53	$59,900
Granted	5,154,245	5.66
Exercised	(447,052)	3.69
Canceled/forfeited	(3,163,113)	19.12
Outstanding at December 31, 2024	10,528,751	$10.04	6.23	$409
Exercisable at December 31, 2024	4,921,007	$16.04	4.58	$112

The number of options canceled and subsequently granted in the Exchange Offer was included in the stock option activity table above under canceled/forfeited and granted respectively.

The aggregate intrinsic values represent the total pre-tax intrinsic value of options outstanding and exercisable calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2024 and 2023. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 were $2.6 million, $0.2 million and $1.7 million, respectively.

Stock Option Valuation Assumptions

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock options at the date of the grant, and stock-based compensation is adjusted for actual forfeitures as they occur. The fair value of each option grant during the years ended December 31, 2024, 2023 and 2022 was estimated with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	4.1 - 6.1	5.3 - 6.1	5.3 - 6.1
Risk-free interest rate	3.5% - 4.7%	3.5% - 4.7%	1.6% - 4.4%
Expected dividend rate	0%	0%	0%
Expected stock price volatility	86.5% - 95.1%	83.6% - 88.6%	81.9% - 84.7%

Expected Term. The expected term of the options represents the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. For options granted from the Exchange Offer, the Company used a Monte Carlo simulation to estimate the time it takes for options to return to the money and derived the expected term of options granted from the midpoint between (i) the later of the time it takes to return to the money or the remaining vest term, and (ii) the remaining contractual term.

Risk-Free Interest Rate. The risk-free interest rate is based on the yield of U.S. Treasury notes as of the grant date with terms commensurate with the expected term of the option.

Dividend Yield. The expected dividends assumption is based on the Company’s expectation of not paying dividends in the foreseeable future.

Volatility. Since the Company does not have sufficient trading history for its common stock, the expected volatility is based on a combination of the historical volatilities of the common shares of comparable publicly traded companies as well as the historical volatilities of the Company’s common shares. The Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Company’s share-based awards. For options granted from the Exchange Offer, the Company used the historical volatilities of the Company’s common shares.

Fair Value. Historically, for all periods prior to our initial public offering, the fair value of the shares of common stock underlying our stock option was determined by the Company’s Board. Because there was no public market for the Company’s common stock, the Board determined fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors the Board deemed relevant to such determination. Since the completion of our initial public offering, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

Restricted Stock Unit Activity

The following table provides a summary of restricted stock unit activity under the 2020 Plan and related information:

	Outstanding RSUs
	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	949,669	$9.72
Granted	791,300	15.59
Vested	(367,932)	10.30
Canceled/forfeited	(116,782)	11.52
Unvested as of December 31, 2024	1,256,255	$12.89

The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $2.3 million, $2.8 million and $0.6 million, respectively.

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

As of December 31, 2024, the Company determined that the achievement of the performance conditions for each tranche of PSUs was not probable. As a result, no compensation expense has been recognized for these awards as of and for the year ended December 31, 2024.

As of December 31, 2024, there were 357,500 PSUs outstanding and unvested.

Stock-based Compensation Expenses

Stock options granted are measured based on the grant-date fair value estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted stock units is the fair value of the underlying stock on the award’s grant date. Compensation expense is recognized over the vesting period of the applicable awards on a straight-line basis. The weighted-average grant date fair value per share for stock options granted during the years ended December 31, 2024, 2023 and 2022 was $4.10, $4.44 and $7.88, respectively. The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $15.59, $5.86 and $58.56, respectively.

Stock-based compensation expense includes stock options and restricted stock units and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Research and development	$18,490	$14,665	$10,741
General and administrative	8,603	11,608	13,098
Total	$27,093	$26,273	$23,839

As of December 31, 2024, there was unrecognized share-based compensation expense of $28.7 million, related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.8 years. There was unrecognized share-based compensation expense of $12.4 million, related to unvested restricted stock units which the Company expects to recognize over a weighted-average period of 1.8 years.

(9) INCOME TAXES

The U.S. domestic and international components of pre-tax loss for the years ending December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(134,120)	$(159,766)	$(111,360)
International	(730)	(1,039)	(12,058)
Loss before income taxes	$(134,850)	$(160,805)	$(123,418)

The federal and state provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision for income taxes:
Federal	$—	$—	$64
State	—	—	—
International	—	—	—
Total current	—	—	64
Deferred tax provision:
Federal	—	—	—
State	—	—	—
International	—	—	—
Total deferred	—	—	—
Provision (benefit) for income taxes	$—	$—	$64

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

A reconciliation of the U.S. federal statutory income tax rate to the effective tax for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
At federal statutory income tax rate	$(28,318)	$(33,769)	$(25,918)
State income taxes	(1,550)	(1,481)	(2,659)
Stock-based compensation	1,451	3,645	2,368
Research & development credits	(4,668)	(7,185)	(1,779)
Change in valuation allowance	33,123	64,486	9,067
Other	(100)	189	36
Foreign rate differential	62	(23)	18,949
Rate benefit of reorganization	—	(25,862)	—
Provision (benefit) for income taxes	$—	$—	$64

The Company filed a change in tax status for ALX Oncology Limited in 2023. The reorganization resulted in an increase to capitalized R&D and other deferred tax assets, as well as a corresponding increase in valuation allowance.

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Loss carryforwards	$41,106	$26,517
Research & other credits	23,455	17,131
Other	6,999	8,076
Accrued expenses	1,013	1,014
Stock options	8,380	5,157
Lease liabilities	1,486	1,587
Capitalized R&D	48,392	38,425
Total deferred tax assets	130,831	97,907
Deferred tax liabilities:
Fixed assets	7	96
Lease ROU assets	1,413	1,523
Prepaid expenses	—	—
Total deferred tax liabilities	1,420	1,619
Valuation allowance	(129,411)	(96,288)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $33.1 million and $64.5 million for the years ended December 31, 2024 and 2023, respectively.

The Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them pursuant to Internal Revenue Code Section 174 beginning in 2022.

Net operating losses and tax credit carryforwards as of December 31, 2024 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$162,644	Do Not Expire
Net operating losses, state	$68,993	2038-2040
Tax credits, federal	$19,922	2039-2044
Tax credits, state	$7,741	N/A
Net operating losses, foreign	$5,515	N/A

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

The unrecognized tax benefits as of December 31, 2024, 2023 and 2022 were $4.1 million, $3.1 million and $1.7 million, respectively. Future changes in the unrecognized tax benefits will not impact the effective tax rate due to the Company’s full valuation allowance.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$3,120	$1,661	$1,217
Additions/reversals based on tax positions of prior years	—	81	13
Additions based on tax positions related to the current year	1,097	1,409	443
Lapses in statutes of limitations	(107)	(31)	(12)
Balance at end of year	$4,110	$3,120	$1,661

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2024, 2023 and 2022, no significant interest or penalties were required to be recognized relating to unrecognized tax benefits.

(10) RELATED-PARTY TRANSACTIONS

Tallac Service Agreement

The Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics, Inc., or Tallac, effective as of July 1, 2020. The Tallac Services Agreement provides that Tallac will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development, or R&D, costs within the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a nominal amount, $0.3 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Services Agreement. The Tallac Services Agreement was terminated on July 1, 2024.

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

The Company accounts for R&D costs in accordance with ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.8 million, $1.7 million and $7.8 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

The Tallac Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of December 31, 2024 and 2023, the Company had accrued expenses of $0.1 million and $0.5 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the consolidated balance sheets.

ScalmiBio Milestone Payments

On October 4, 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc. or ScalmiBio, with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform. Under the terms of the stock purchase agreement, the Company has agreed to pay up to $35.0 million, in aggregate, in certain milestones based on the clinical development of the acquired ScalmiBio technology and has also agreed to pay a low single digit royalty on net sales of any products developed from the ScalmiBio acquired technology for a defined term. The Company has the option to buy-out the royalty payment, prior to the first marketing approval of the developed product.

During the year ended December 31, 2024, the Company made its first milestone payment of $1.0 million as a result of selecting a development candidate to the stockholders of ScalmiBio, including 31.7%, or $0.3 million, to the Company’s former Chief Executive Officer and current Chief Scientific Officer and President, and 63.5%, or $0.6 million, to another employee of the Company. This milestone payment was recorded as R&D costs within the consolidated statements of operations (see “Note 12. Commitments and Contingencies—License Agreements”).

(11) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended
	December 31,
	2024	2023	2022
Numerator:
Net loss	$(134,850)	$(160,805)	$(123,482)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	52,174,904	42,987,767	40,699,612
Net loss per share, basic and diluted	$(2.58)	$(3.74)	$(3.03)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the years ended December 31, 2024, 2023 and 2022, because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2024	2023	2022
Stock options issued and outstanding	10,528,751	8,984,671	6,196,848
RSUs issued and outstanding	898,755	949,669	820,326
PSUs issued and outstanding	357,500	—
Employee Stock Purchase Plan estimated shares issuable	—	—	—
Total	11,785,006	9,934,340	7,017,174

(12) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2024.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the years ended December 31, 2024, 2023 and 2022, the Company had no pending or threatened litigation.

License Agreements

In March 2015, the Company entered into a license agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to the Company’s current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There were no milestone payments recorded for the years ended December 31, 2024, 2023 and 2022.

In June 2016, the Company entered into a license agreement with Selexis SA, or Selexis, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents, know-how and other intellectual property, to use Selexis generated cell lines to manufacture evorpacept, and to make, use and sell licensed product containing such compound in all fields of use. The Company paid Selexis a nominal one-time fee and will pay Selexis an annual maintenance fee. The Company also agreed to pay Selexis milestone payments up to an aggregate of 1.2 million Swiss Francs in respect of all licensed products developed and/or commercialized under the grant that successfully satisfies certain milestone events. The Company recorded a milestone payment of $0.1 million during the year ended December 31, 2021. There were no milestone payments recorded for the years ended December 31, 2024, 2023 and 2022.

In March 2017, the Company entered into an agreement with Crystal Bioscience Inc. (now a subsidiary of Ligand Pharmaceuticals Incorporated), or Crystal, under which the Company obtained an assignment of certain patents, covering certain SIRPα antibodies. Under this agreement, the Company also received a worldwide, royalty-bearing non-exclusive license, with the right to grant sublicenses through multiple tiers of sublicenses, under certain of Crystal’s background patents and know-how necessary to commercialize the rights under the assigned patents. The Company agreed to pay Crystal milestone payments up to $11.1 million in respect of all licensed products developed under the assigned patents, that successfully satisfy certain clinical and regulatory milestones, each milestone being paid only once for all products. The Company recorded the first milestone payment of $0.3 million during the year ended December 31, 2022. There were no milestone payments recorded for the years ended December 31, 2024 and 2023.

In October 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc. or ScalmiBio, with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform. Under the terms of the stock purchase agreement, the Company has agreed to pay up to $35.0 million, in aggregate, in certain milestones based on the clinical development of the acquired ScalmiBio technology and has also agreed to pay a low single digit royalty on net sales of any products developed from the ScalmiBio acquired technology for a defined term. The Company has the option to buy-out the royalty payment, prior to the first marketing approval of the developed product. The Company recorded the first milestone payment of $1.0 million during the year ended December 31, 2024. For further details, refer to “Note 10. Related-Party Transactions—ScalmiBio Milestone Payments.”

In January 2024, the Company entered into a license agreement with WuXi Biologics Ireland, Ltd., or WuXi, under which the Company obtained a worldwide, non-exclusive, non-transferrable, sublicensable license under certain patents, know-how, and other intellectual property, to use WuXi developed cell lines to manufacture, develop, use and sell licensed product containing such compound in all fields of use. The Company agreed to pay WuXi milestone payments up to an aggregate of $3.2 million in respect of all licensed products developed and/or commercialized under the assigned patents that successfully satisfies certain milestone events. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2024.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of December 31, 2024 (in thousands):

	December 31, 2024
	Total	2025	2026-2027	2028-2029	Thereafter
Manufacturing and service contracts	$2,290	$1,989	$301	$—	$—
Total	$2,290	$1,989	$301	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $1.1 million. In addition, the Company has commitments with three other pharmaceutical contract manufacturers, including certain future purchase obligations of approximately $1.2 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchase.

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

(13) SEGMENT REPORTING

The Company manages its operations as a single operating segment. The Company’s CODM uses consolidated, single-segment financial information for the purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on the Company’s consolidated net loss, including key components of research and development costs and general and administrative costs. These measures are used to monitor budget versus actual results and to evaluate the performance of the segment.

The CODM reviews cash, cash equivalents and investments as a measure of segment assets. As of December 31, 2024 and 2023, the Company’s cash, cash equivalents and investments were $131.3 million and $218.1 million, respectively.

The following table presents the significant segment expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Research and development expenses:
Clinical and development costs	$61,868	$99,362	$63,426
Preclinical costs	6,717	3,682	3,925
Personnel and related costs	23,085	19,407	14,465
Stock-based compensation expense	18,490	14,665	10,741
Other research costs	6,213	4,679	5,843
Total research and development expenses	116,373	141,795	98,400
General and administrative expenses:
Personnel and related costs	7,619	7,100	5,767
Stock-based compensation expense	8,603	11,608	13,098
Other general and administrative costs	9,872	9,775	10,171
Total general and administrative expenses	26,094	28,483	29,036
Loss from operations	(142,467)	(170,278)	(127,436)
Interest income	9,366	10,649	4,278
Interest expense	(1,729)	(1,565)	(238)
Other income (expense), net	(20)	389	(22)
Income tax provision	—	—	(64)
Net loss	$(134,850)	$(160,805)	$(123,482)

(14) SUBSEQUENT EVENTS

Appointment of Directors

On January 18, 2025, the Board appointed Barbara Klencke, M.D. to serve as a Class II director of the Board for a term expiring at the 2025 annual meeting of stockholders, and Chris Takimoto, M.D., Ph.D., F.A.C.P., to serve as a Class III director of the Board, for a term expiring at the 2026 annual meeting of stockholders. The Board also appointed Dr. Klencke to serve as a member of the Audit Committee and newly constituted Research and Development Committee of the Board, and Dr. Takimoto to serve as a member of the Compensation Committee and Research and Development Committee. In connection with the changes to the Board, the Board increased its size to six directors.

Appointment of Chief Financial Officer

On January 21, 2025, the Board appointed Harish Shantharam to the office of Chief Financial Officer to replace the Company’s Interim Chief Financial Officer. In the role of Chief Financial Officer, Mr. Shantharam will serve as the Company’s principal financial officer. The interim Chief Financial Officer resigned effective as of the same date and will remain the Company’s Senior Vice President, Finance and Chief Accounting Officer and the principal accounting officer.

Restructuring

On February 28, 2025, the Company’s Board of Directors approved a reduction in the Company’s workforce by approximately 30% of the Company’s employees in connection with the Company pipeline prioritization, clinical development and cash preservation strategy. The reduction in workforce is expected to be substantially completed by the end of May 2025. The Company estimates that it will incur expenses of approximately $2.2 million for severance payments and employee benefits in connection with the reduction in force, primarily related to research and preclinical development, with the expenses expected to be recognized in the first quarter of 2025.

The Company’s President and Chief Scientific Officer, or the CSO, position will be eliminated as a result of the reduction in workforce, effective in April 2025. The Company and CSO entered into a severance and change in control agreement dated July 9, 2020 which provides a payment equal to their annual salary and COBRA coverage under the Company’s group health, dental and vision care plans for up to 12 months following the separation date. The CSO also remains eligible to receive certain additional severance and change in control benefits in accordance with the terms of the agreement. To facilitate an orderly transition from his position, the CSO and the Company intend to enter into a consulting agreement in customary form that provides the CSO to perform transition related consulting services for the Company on an as needed, hourly basis for up to one year following their separation date, subject to certain limitations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2024. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of our 2024 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On October 11, 2024, a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), originally adopted on January 11, 2024 by Sophia Randolph, the Company’s former Chief Medical Officer, for the sale of up to 144,000 shares of the Company’s common stock until May 9, 2025, was terminated

On November 15, 2024, a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), originally adopted on October 12, 2023 by Rekha Hemrajani, a member of the Company’s Board of Directors, for the sale of up to 50,000 shares of the Company’s common stock until February 11, 2025, was terminated.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2024.

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

Exhibit Index

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39386	3.1	July 21, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39386	3.1	June 20, 2023

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 1, 2020.	S-1	333-239490	4.1	June 26, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-239490	4.2	June 26, 2020

4.3	Description of Securities.	10-K	001-39386	4.3	March 7, 2024

4.4	Form of Pre-Funded Warrant.	8-K	001-39386	4.1	October 6, 2023

10.1#	Loan and Security Agreement, dated as of October 27, 2022, among Oxford Finance LLC, as collateral agent, the lenders from time to time party thereto, ALX Oncology Inc., Alexo Therapeutics International, and Sirpant Therapeutics, each as a borrower, and ALX Oncology Holdings Inc., as guarantor.	8-K	001-39386	10.1	October 31, 2022

10.1.1	Consent and First Amendment to Loan and Security Agreement, dated as of December 22, 2022.	10-K	001-39386	10.1.1	March 9, 2023

10.1.2#	Second Amendment to Loan and Security Agreement, dated as of May 31, 2023.	10-Q	001-39386	10.1	August 10, 2023

10.1.3	Third Amendment to Loan and Security Agreement, dated as of December 22, 2023, among Oxford Finance LLC, as collateral agent, the lenders party thereto, ALX Oncology Inc., as borrower, and ALX Oncology Holdings Inc., as guarantor.	8-K	001-39386	10.1	December 26, 2023

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.2	Sales Agreement, dated December 17, 2021, by and among ALX Oncology Holdings Inc., Cantor Fitzgerald & Co., and Credit Suisse Securities (USA) LLC.	8-K	001-39386	1.1	December 17, 2021

10.2.1#	Amendment No. 1 to the Sales Agreement with Cantor and Credit Suisse, dated August 25, 2023.	10-Q	001-39386	10.1	November 13, 2023

10.3+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-239490	10.1	June 26, 2020

10.4+	Amended and Restated 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-239490	10.2	July 13, 2020

10.5+	2020 Employee Stock Purchase Plan.	S-1/A	333-239490	10.3	July 13, 2020

10.6+^	Confirmatory Employment Letter between the Registrant and Jason Lettmann.	8-K	001-39386	10.1	September 6, 2023

10.7+^	Confirmatory Employment Letter between the Registrant and Jaume Pons, Ph.D.	8-K	001-39386	10.2	September 6, 2023

10.8+	Confirmatory Offer Letter between the Registrant and Harish Shantharam.					X

10.9+^	Confirmatory Offer Letter between the Registrant and Peter García.	S-1/A	333-239490	10.6	July 13, 2020

10.10+^	Confirmatory Offer Letter between the Registrant and Shelly Pinto.	10-K	001-39386	10.6	February 28, 2022

10.11+^	Confirmatory Offer Letter between the Registrant and Alan Sandler, M.D.					X

10.12+^	Confirmatory Offer Letter between the Registrant and Sophia Randolph, M.D., Ph.D.	S-1/A	333-239490	10.8	July 13, 2020

10.13+^	Separation Agreement and Release between the Registrant and Sophia Randolph, M.D., Ph.D.	10-Q	001-39386	10.1	November 7, 2024

10.14+^	Separation Agreement and Release between the Registrant and Peter García.					X

10.15+	Executive Incentive Compensation Plan.	S-1/A	333-239490	10.9	July 13, 2020

10.16+	Form of Change in Control and Severance Agreement.	S-1/A	333-239490	10.11	July 13, 2020

10.17	Exclusive (Equity) Agreement between the Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of March 24, 2015, as amended on April 24, 2015 and May 15, 2015.	S-1	333-239490	10.12	June 26, 2020

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.18	Research and Development Services Agreement, dated as of June 25, 2020, between the Registrant and Tallac Therapeutics, Inc. (formerly known as Tollnine, Inc.).	S-1	333-239490	10.15	June 26, 2020

10.19+	Outside Director Compensation Policy.					X

10.20	2025 Inducement Equity Incentive Plan and forms of agreement thereunder.	8-K	001-39386	10.1	January 17, 2025

19.1	Insider Trading Policy.					X

21.1	List of subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy.	10-K	001-39386	97.1	March 7, 2024

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

# Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

^ Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

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

ALX ONCOLOGY HOLDINGS INC.

Date: March 6, 2025	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Lettmann and Harish Shantharam, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Lettmann	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
Jason Lettmann

/s/ Harish Shantharam	Chief Financial Officer (Principal Financial Officer)	March 6, 2025
Harish Shantharam

/s/ Shelly Pinto	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2025
Shelly Pinto

/s/ Corey Goodman	Chairman of the Board of Directors	March 6, 2025
Corey Goodman, Ph.D.

/s/ Rekha Hemrajani	Director	March 6, 2025
Rekha Hemrajani

/s/ Barbara Klencke	Director	March 6, 2025
Barbara Klencke, M.D.

/s/ Chris Takimoto	Director	March 6, 2025
Chris Takimoto, M.D., Ph.D., FACP