Form 10-Q
period 2025-03-31
ALX ONCOLOGY HOLDINGS INC
filed 2025-05-08
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 53,444,020 shares of common stock outstanding, $0.001 par value per share.

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

▪
the impact of macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,614	$17,567
Short-term investments	77,217	110,190
Prepaid expenses and other current assets	4,701	6,595
Total current assets	102,532	134,352
Property and equipment, net	2,703	2,905
Long-term investments	9,161	3,524
Other assets	6,504	6,994
Total assets	$120,900	$147,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,937	$4,497
Payable and accrued liabilities due to related party	48	149
Term loan, current	1,739	435
Accrued expenses and other current liabilities	13,018	13,419
Total current liabilities	18,742	18,500
Term loan, non-current	8,232	9,469
Other non-current liabilities	5,631	6,188
Total liabilities	32,605	34,157
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 53,384,145 and 53,052,912 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	53	53
Additional paid-in capital	740,000	734,412
Accumulated other comprehensive income	118	275
Accumulated deficit	(651,876)	(621,122)
Total stockholders’ equity	88,295	113,618
Total liabilities and stockholders’ equity	$120,900	$147,775

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$23,888	$31,717
General and administrative	7,932	6,045
Total operating expenses	31,820	37,762
Loss from operations	(31,820)	(37,762)
Interest income	1,483	2,622
Interest expense	(406)	(427)
Other income (expense), net	(11)	(14)
Net loss	$(30,754)	$(35,581)
Net loss per share, basic and diluted	$(0.58)	$(0.71)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	53,359,338	50,120,758

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(30,754)	$(35,581)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(157)	(228)
Total comprehensive loss	$(30,911)	$(35,809)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	53,052,912	$53	$734,412	$275	$(621,122)	$113,618
Issuance of common stock under equity incentive plans	125,920	—	—	—	—	—
Issuance of common stock through ATM offering, net of commissions	205,313	—	372	—	—	372
Stock-based compensation	—	—	5,216	—	—	5,216
Unrealized loss on available-for-sale investments	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(30,754)	(30,754)
Balance as of March 31, 2025	53,384,145	53	740,000	118	(651,876)	88,295

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	49,951,989	$50	$675,678	$256	$(486,272)	$189,712
Issuance of common stock under equity incentive plans	113,385	—	237	—	—	237
Issuance of common stock through ATM offering, net of commissions of $0.1 million	211,819	—	3,024	—	—	3,024
Stock-based compensation	—	—	7,031	—	—	7,031
Unrealized gain on available-for-sale investments	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	(35,581)	(35,581)
Balance as of March 31, 2024	50,277,193	50	685,970	28	(521,853)	164,195

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss	$(30,754)	$(35,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211	214
Non-cash lease costs	478	449
Stock-based compensation	5,216	7,031
Net accretion of discounts on investments	(526)	(1,553)
Accretion of term loan discount and issuance costs	67	64
Loss on disposal of fixed asset	—	10
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,894	(4,504)
Other assets	12	149
Accounts payable	(556)	(2,326)
Payable and accrued liabilities due to related party	(101)	(168)
Accrued expenses and other current liabilities	(97)	(1,079)
Other non-current liabilities	(507)	(630)
Net cash used in operating activities	(24,663)	(37,924)
Investing activities
Purchase of investments	(15,775)	(31,285)
Maturities of investments	43,480	57,906
Purchase of property and equipment	(60)	(148)
Net cash provided by investing activities	27,645	26,473
Financing activities
Proceeds from ATM offering, net of commissions	372	3,024
Proceeds from exercise of stock options under equity incentive plan	—	237
Principal payments on finance leases	(307)	(175)
Net cash provided by financing activities	65	3,086
Net increase (decrease) in cash, cash equivalents and restricted cash	3,047	(8,365)
Cash, cash equivalents and restricted cash at beginning of year	17,633	22,472
Cash, cash equivalents and restricted cash at end of period	$20,680	$14,107

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,107	$1,335

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$20,614	$14,041
Restricted cash (included in other assets)	66	66
Total cash, cash equivalents and restricted cash	$20,680	$14,107

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

As of March 31, 2025, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.

The condensed consolidated balance sheet as of March 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2025.

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

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

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

(3) SEGMENT REPORTING

The Company manages its operations as a single operating segment. The Company’s chief operating decision maker (CODM) uses consolidated, single-segment financial information for the purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on the Company’s consolidated net loss, including key components of research and development costs and general and administrative costs. These measures are used to monitor budget versus actual results and to evaluate the performance of the segment.

The CODM reviews cash, cash equivalents and investments as a measure of segment assets. As of March 31, 2025 and December 31, 2024, the Company’s cash, cash equivalents and investments were $107.0 million and $131.3 million, respectively.

The following table presents the significant segment expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development expenses:
Clinical and development costs	$10,537	$17,537
Preclinical costs	1,238	819
Personnel and related costs	7,563	5,896
Stock-based compensation expense	3,005	4,998
Other research costs	1,545	2,467
Total research and development expenses	23,888	31,717
General and administrative expenses:
Personnel and related costs	2,825	1,612
Stock-based compensation expense	2,211	2,033
Other general and administrative costs	2,896	2,400
Total general and administrative expenses	7,932	6,045
Loss from operations	(31,820)	(37,762)
Interest income	1,483	2,622
Interest expense	(406)	(427)
Other income (expense), net	(11)	(14)
Net loss	$(30,754)	$(35,581)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures.

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$17,550	$—	$—	$17,550
Corporate debt securities	Level 2	1,393	2	—	1,395
Short-term investments
U.S. Treasury securities	Level 1	34,821	73	—	34,894
Corporate debt securities	Level 2	41,063	42	—	41,105
Commercial paper	Level 2	1,219	—	(1)	1,218
Long-term investments
U.S. government agency securities	Level 2	2,000	1	—	2,001
Corporate debt securities	Level 2	7,159	1	—	7,160
Total		$105,205	$119	$(1)	$105,323

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,468	$—	$—	$15,468
Short-term investments
U.S. Treasury securities	Level 1	52,167	148	—	52,315
U.S. government agency securities	Level 2	3,101	6	—	3,107
Corporate debt securities	Level 2	52,657	122	—	52,779
Commercial paper	Level 2	1,988	1	—	1,989
Long-term investments
Corporate debt securities	Level 2	3,526	1	(3)	3,524
Total		$128,907	$278	$(3)	$129,182

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Cash equivalents	$18,945	$15,468
Short-term investments	77,217	110,190
Long-term investments	9,161	3,524
Total	$105,323	$129,182

Cash and cash equivalents in the above table excludes bank account cash of $1.7 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Maturing in one year or less	$96,162	$125,658
Maturing after one year through five years	9,161	3,524
Total	$105,323	$129,182

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months ended March 31, 2025 and 2024 and there were no financial instruments classified as Level 3 as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, accrued interest receivable related to the Company’s investments of $0.9 million was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of March 31, 2025, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of March 31, 2025 and 2024, no allowance for credit losses for the Company’s investments was recorded. As of March 31, 2025 and December 31, 2024, no securities were in a continuous net unrealized loss position for more than 12 months. As of March 31, 2025 and 2024, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid clinical expenses	$2,643	$3,757
Interest and investment receivables	911	892
Prepaid expenses	834	1,343
Prepaid insurance	313	576
Other current assets	—	27
Total prepaid expenses and other current assets	$4,701	$6,595

Property and Equipment, Net

The following table presents the components of property and equipment, net as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Leasehold improvements	$2,509	$2,509
Laboratory equipment	1,844	1,835
Computer hardware and software	473	473
Furniture and fixtures	165	165
Property and equipment, gross	4,991	4,982
Less: accumulated depreciation	(2,288)	(2,077)
Property and equipment, net	$2,703	$2,905

Depreciation was $0.2 million for the three months ended March 31, 2025 and 2024.

Other Assets

The following table presents the components of other assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Operating lease right-of-use assets	$3,807	$4,023
Finance lease right-of-use assets	2,442	2,704
Other assets	200	200
Long-term prepaid contract manufacturing costs	55	67
Total other assets	$6,504	$6,994

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued clinical and nonclinical study costs	$5,500	$3,858
Accrued compensation and related expenses	3,763	5,306
Other current liabilities	2,621	2,573
Accrued contract manufacturing	939	1,479
Accrued property and equipment	195	203
Total accrued expenses and other current liabilities	$13,018	$13,419

(6) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of March 31, 2025, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of March 31, 2025 (in thousands, except lease term and discount rate):

	March 31, 2025
	Operating Leases	Finance Leases
2025	$983	$864
2026	1,187	1,152
2027	912	672
2028	939	—
2029	967	—
Thereafter	163	—
Total lease payments	5,151	2,688
Less: imputed interest	(967)	(258)
Total lease liabilities	$4,184	$2,430

Lease liabilities: current (i)	$976	$983
Lease liabilities: non-current (ii)	3,208	1,447
Total lease liabilities	$4,184	$2,430

Weighted average remaining lease term (in years)	4.4	2.3
Weighted average discount rate	9.1%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$292	$311
Variable lease cost and other, net (i)	112	167
Short-term lease cost	—	8
Finance lease cost:
Amortization of right-of-use assets	262	249
Interest	55	47
Total lease costs	$721	$782

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$322	$313
Operating cash flows from finance leases	$77	$41
Financing cash flows from finance leases	$307	$175

(7) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, as amended, the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million. Under the original terms of the Loan Agreement, the Company had the right to draw an additional $40.0 million through the end of June 2024. The original terms of the Loan Agreement provided for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The Company decided not to draw down on any portion of the $40.0 million available under the Loan Agreement by the deadline of June 30, 2024 and did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available as of March 31, 2025.

The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

During the three months ended March 31, 2025 and 2024, interest expense incurred in connection with the Loan Agreement was $0.3 million.

As of March 31, 2025, the Company was in compliance with all financial reporting covenants under the Loan Agreement.

As of March 31, 2025, the future maturities under the Loan Agreement are as follows (in thousands):

March 31, 2025
2025	$435
2026	5,217
2027	4,948
2028	—
2029	—
Total future maturities	10,600
Less: current portion of term loan	(1,739)
Total term loan, net of current portion	8,861
Less: unamortized debt issuance costs	(502)
Less: unaccreted final payment costs	(127)
Term loan, non-current, net	$8,232

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of March 31, 2025 and December 31, 2024, the Company had 53,384,145 and 53,052,912 shares of common stock outstanding, respectively, and no shares of undesignated preferred stock outstanding, respectively.

Common stock reserved for future issuance as of March 31, 2025 consists of the following:

March 31, 2025
Stock options issued and outstanding	12,099,944
RSUs issued and outstanding	594,552
PSUs issued and outstanding	72,000
Stock options authorized for future issuance	3,157,263
Employee Stock Purchase Plan shares authorized for future issuance	1,504,780
Pre-funded warrants issued and outstanding	1,250,000
Total	18,678,539

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of March 31, 2025, the Company had issued approximately 2,404,855 shares of common stock pursuant to the Sales Agreement for net proceeds of $30.0 million. The Company may terminate this ATM program at any time, pursuant to its terms.

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

As of March 31, 2025 and December 31, 2024, respectively, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 11 “Net Loss Per Share”).

(9) STOCK-BASED COMPENSATION

Equity Incentive Plans

Amended and Restated 2020 Equity Incentive Plan

The Company’s Amended and Restated 2020 Equity Incentive Plan, or the 2020 Plan, serves as the successor to the Company’s 2020 Equity Incentive Plan and provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

On January 1, 2025, the number of shares available under the 2020 Plan was increased by 2,122,116 shares.

2025 Inducement Equity Incentive Plan

In January 2025, the Company adopted the 2025 Inducement Equity Incentive Plan, or the 2025 Plan. The 2025 Plan provides for the granting of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. A total of 1,500,000 shares were reserved under the 2025 Plan.

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

During the three months ended March 31, 2025, the Company determined that the performance conditions for one tranche of PSUs was achieved. As a result, compensation expense of $0.6 million has been recognized related to this tranche of PSUs as of and for the three months ended March 31, 2025. The performance conditions for the other tranche of PSUs was not achieved as of March 31, 2025, and therefore, these awards were forfeited. As of March 31, 2025, there were 72,000 PSUs outstanding and unvested.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$3,005	$4,998
General and administrative	2,211	2,033
Total	$5,216	$7,031

(10) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac, and with ScalmiBio, Inc., or ScalmiBio. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025. During the three months ended March 31, 2025, there were no material changes to these agreements.

Tallac Service Agreement

During the three months ended March 31, 2024, the Company recorded a nominal amount as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement. Per contractual terms, the Tallac Services Agreement terminated on July 1, 2024.

Tallac Collaboration Agreement

During the three months ended March 31, 2025 and 2024, the Company recorded $48,000 and $0.4 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement.

As of March 31, 2025 and December 31, 2024, the Company had accrued expenses of $48,000 and $0.1 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

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

During the three months ended March 31, 2025 and 2024, the Company made no milestone payment and $1.0 million milestone payment, respectively, as a result of selecting a development candidate, to the stockholders of ScalmiBio, including 31.7%, or $0.3 million, to the Company’s former Chief Executive Officer and former Chief Scientific Officer and President, and 63.5%, or $0.6 million, to another employee of the Company. This milestone payment was recorded as R&D costs within the condensed consolidated statements of operations.

(11) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(30,754)	$(35,581)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,359,338	50,120,758
Net loss per share, basic and diluted	$(0.58)	$(0.71)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Stock options issued and outstanding	12,099,944	9,870,347
RSUs issued and outstanding	594,552	1,263,321
PSUs issued and outstanding	72,000	365,000
Employee Stock Purchase Plan estimated shares issuable	37,684	1,146
Total	12,804,180	11,499,814

(12) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2025.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of March 31, 2025, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

The Company has other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of March 31, 2025 (in thousands):

	March 31, 2025
	Total	2025 (remaining nine months)	2026-2027	2028-2029	Thereafter
Manufacturing and service contracts	$2,216	$1,800	$416	$—	$—
Total	$2,216	$1,800	$416	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $0.9 million. In addition, the Company has commitments with three other pharmaceutical contract manufacturers, including certain future purchase obligations of approximately $1.3 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(13) SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company paid approximately $1.5 million in severance payments in connection with the Company’s reduction in workforce in connection with the Company’s pipeline prioritization, clinical development and cash preservation strategy approved by the Company’s Board of Directors on February 28, 2025. The Company may incur other charges due to events that may occur as a result of, or associated with, the pipeline prioritization, clinical development and cash preservation strategy, including (but not limited to) impairment charges relating to the balances of laboratory equipment, leasehold improvements, and operating lease right-of-use assets related to the Palo Alto facility of up to $5.7 million.

Nasdaq Minimum Bid Price Compliance Notice

On April 23, 2025, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company’s common stock had closed below the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Global Select Market. The Company was provided a compliance period of 180 calendar days, or until October 20, 2025, to regain compliance with the minimum bid price requirement subject to Nasdaq rules.

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

Overview

We are a clinical-stage immuno-oncology company focused on helping patients fight cancer. Our clinical pipeline includes two product candidates, the CD47 blocker evorpacept and an epidermal growth factor receptor (EGFR)-targeted antibody drug candidate (ADC) ALX2004. Our lead product evorpacept is currently in multiple Phase 1 and 2 clinical trials, while our product candidate ALX2004 is expected to enter human clinical trials in the near term. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis or as a “don’t activate T-cells” signal that prevents activation of T-cells by dendritic cells. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches.

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

Our second product candidate is ALX2004, a novel EGFR-targeted ADC. ALX2004 was created from our proprietary linker-payload platform and fully designed and developed in-house by our scientists. ALX2004 comprises an affinity-tuned anti-EGFR antibody backbone engineered for optimal activity as an ADC, a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability. EGFR is clinically validated as a therapeutic target with several U.S. Food and Drug Administration (FDA)-approved targeted antibodies and small molecules. However, there are currently no approved EGFR-targeted ADCs and early-generation attempts to develop EGFR-targeted ADCs were limited by drug design, on-target off-tumor toxicities and toxicity of older generation payloads.

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
o
In April 2025, we received guidance from the FDA that the ASPEN-06 Phase 2 trial data evaluating Evo-TRP was not eligible for submission for accelerated approval given the availability of ENHERTU. A Phase 3 versus ENHERTU trial would be needed to pursue a regulatory approval of evorpacept in the second-line setting for HER2-positive gastric and GEJ. Given our disciplined focus and the allocation of our resources, we will not pursue a U.S. registrational path with a Phase 3 trial in gastric cancer and will consider exploring development partnerships to advance this program in gastric cancer.
▪
ASPEN-Breast - Breast Cancer
o
In March 2025, we announced intent to initiate a randomized Phase 2 clinical trial evaluating evorpacept in combination with trastuzumab and chemotherapy for the treatment of patients with HER2-positive metastatic breast cancer after prior treatment with fam-trastuzumab deruxtecan-nxki.
▪
ASPEN-CRC - Colorectal Cancer (CRC)
o
In March 2025, we announced intent to initiate a Phase 1b study evaluating evorpacept in combination with the EGFR-targeted antibody cetuximab and FOLFIRI for the treatment of patients with second-line metastatic CRC.

Combination with antibody-drug conjugate (ADC)

▪
ASPEN-07 - Urothelial Cancer (UC)
o
In February 2023, we announced the dosing of the first patient in the ASPEN-07 trial, a Phase 1 study evaluating evorpacept in combination with an ADC, enfortumab vedotin-ejfv (EV), for the second-line treatment of locally advanced or metastatic UC.
o
In June 2024, interim Phase 1 data were presented in a poster presentation at the 2024 ASCO Annual Meeting. The ASCO poster presentation data-cut reported an unconfirmed ORR of 59% (n=22) with evorpacept plus EV (EV single agent ORR benchmark is 41%). Following the April data cut-off, four additional response evaluable patients yielded an unconfirmed ORR of 61% (n=26) including two confirmed complete responses and six confirmed partial responses. These findings represent the first evorpacept combination data with an ADC from ASPEN-07’s ongoing, open-label, single-arm, clinical trial of evorpacept in combination with EV in patients with locally advanced or metastatic urothelial cancer. Continued follow-up for patients who are EV-naïve on ASPEN-07 is ongoing.
o
In May 2025, we made the decision to discontinue evaluation of evorpacept in combination with EV in urothelial cancer based on the final data analysis showing that, in the ASPEN-07 trial, the addition of evorpacept to treatment with EV did not meet the bar for improved efficacy.

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
o
In April 2025, we announced topline data from the ASPEN-03 Phase 2 clinical trial. Evorpacept in combination with pembrolizumab did not meet the primary endpoints in the ASPEN-03 trial of improved ORR as compared to historical controls of pembrolizumab alone, as a first-line treatment in patients with advanced HNSCC. The combination of evorpacept and pembrolizumab in ASPEN-03 demonstrated a manageable safety profile and was consistent with what has been previously reported for pembrolizumab. We will no longer pursue evorpacept in combination with pembrolizumab in HNSCC.
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
o
In April 2025, we announced topline data from the ASPEN-04 Phase 2 clinical trial. Evorpacept in combination with pembrolizumab with chemotherapy did not meet the primary endpoints in the ASPEN-04 trial of improved ORR as compared to historical controls of pembrolizumab with chemotherapy, as a first-line treatment in patients with advanced HNSCC. The combination of evorpacept and pembrolizumab with chemotherapy in ASPEN-04 demonstrated a manageable safety profile and was consistent with what has been previously reported for pembrolizumab and chemotherapy in this setting. We will no longer pursue evorpacept in combination with pembrolizumab in HNSCC.

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
o
In April 2025, final data for the Phase 1 portion of the MD Anderson Cancer Center IST was presented at the 2025 AACR Annual Meeting. In the total population (n=20), after a median follow-up of 28 months (95% CI, 18-28 months) the two-year progression-free survival (PFS) rate was 69% and two-year OS rate was 84%. The Phase 2 portion of the clinical trial in patients with previously untreated indolent NHL is ongoing and has completed enrollment.
▪
Sanofi - Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of SARCLISA® (isatuximab), an anti-cancer antibody, and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma. We announced the dosing of the first patient in September 2024.

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

Early Pipeline Programs

▪
Tallac Therapeutics - ALTA-002
o
ALTA-002 is a collaboration between us and Tallac Therapeutics, Inc. (Tallac) that combines our company’s SIRPα antibody with Tallac’s toll-like receptor 9 (TLR9) agonist, resulting in a potent immune activator targeted to myeloid cells in the tumor to promote innate and adaptive anti-cancer immune responses. This novel Toll-like receptor agonist antibody conjugation platform (TRAAC) enables systemic delivery of targeted TLR9 activation.
o
In February 2024, we filed an investigative new drug (IND) application for ALTA-002 and in March 2024, the FDA cleared the IND to evaluate ALTA-002 in a Phase 1 clinical trial for patients with advanced solid tumors.
▪
ADC Program - ALX2004
o
ALX2004 is a novel EGFR-targeted ADC that was created from our proprietary linker-payload platform and fully designed and developed in-house by our scientists. ALX2004 comprises an affinity-tuned anti-EGFR antibody backbone engineered for optimal activity as an ADC, a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability.
o
In March 2025, we filed an IND application for our first ADC program, ALX2004 and in April 2025, the FDA cleared the IND to evaluate ALX2004 in a Phase 1 clinical trial for patients with epidermal growth factor receptor expressing solid tumors.

Since our founding, we have devoted substantially all of our resources to developing evorpacept, identifying and advancing preclinical programs, including the initiation and advancement of clinical trials of ALX2004, scaling up manufacturing, conducting clinical trials and providing general and administrative support for these operations. We have no products approved for marketing and we have never received any revenue from drug product sales.

From inception through March 31, 2025, we have raised an aggregate of $643.5 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement (as defined below), $58.9 million were net proceeds from our follow-on offering in October 2023, and $30.0 million were net proceeds from our at-the-market (ATM) offering. For more information on the funding of our operations since inception, see section titled “—Liquidity and Capital Resources; Plan of Operations—Funding Requirements” included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred net losses in each year since inception. Our net losses were $30.8 million and $35.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $651.9 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance evorpacept through multiple clinical trials in multiple indications;
•
pursue regulatory approval of evorpacept in solid tumors and hematological malignancies;
•
advance ALX2004 through a first-in-human trial;
•
continue preclinical and clinical development efforts;
•
obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;
•
manufacture supplies for our preclinical studies and clinical trials; and
•
continue to add operational, financial and management information systems to support ongoing operations as a public company.

Nasdaq Minimum Bid Price Compliance

On April 23, 2025, we received a written notice (Notice), from the Listing Qualifications Staff (Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that we have not been in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of our common stock on the Nasdaq Global Select Market, subject to our compliance with the other listing requirements of Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days from the date of the Notice, or until October 20, 2025, to regain compliance with the minimum bid price requirement. To regain compliance with Nasdaq’s minimum bid price requirement, the closing price per share of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day compliance period, unless the Staff exercises its discretion to extend this ten-business day period. If we do not regain compliance during the 180-calendar day compliance period, we may be afforded a second 180-calendar day compliance period to regain compliance if we elect to transfer to the Nasdaq Capital Market. To qualify, we must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement) and notify Nasdaq of our intent to cure the deficiency. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our common stock will be subject to delisting. There can be no assurance that we will be eligible for the second compliance period, if applicable, or that the Staff would grant our request for continued listing subsequent to any delisting notification. If, during any compliance period, our common stock has a closing bid price of $0.10 per share or less for ten consecutive trading days, the Staff will issue a delisting determination under Nasdaq Listing Rule 5810(c)(3)(A)(iii) with respect to our common stock.

We intend to actively monitor the closing bid price of our common stock and assess potential actions to regain compliance during the 180-calendar day compliance period, including effecting a reverse stock split, if necessary. While we are exercising diligent efforts to maintain the listing of our common stock on the Nasdaq Global Select Market, there can be no assurance that we will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing requirements.

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

Almost all of our research and development expenses to date have been related to the clinical development of our lead product candidate, evorpacept, and the initiation and advancement of ALX2004. We expect to incur significant research and development expenses in the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, inflationary pressures, expanded infrastructure and higher costs of consulting, legal, tax and regulatory-related services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission (SEC) requirements, audit and investor relations costs, director and officer insurance premiums and other costs associated with being a public company.

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

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$23,888	$31,717	$(7,829)	-25%
General and administrative	7,932	6,045	1,887	31%
Total operating expenses	31,820	37,762	(5,942)	-16%
Loss from operations	(31,820)	(37,762)	5,942	-16%
Interest income	1,483	2,622	(1,139)	-43%
Interest expense	(406)	(427)	21	-5%
Other income (expense), net	(11)	(14)	3	-21%
Net loss	$(30,754)	$(35,581)	$4,827	-14%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
Clinical and development costs	$10,537	$17,537	$(7,000)	-40%
Preclinical costs	1,238	819	419	51%
Personnel and related costs	7,563	5,896	1,667	28%
Stock-based compensation expense	3,005	4,998	(1,993)	-40%
Other research costs	1,545	2,467	(922)	-37%
Total research and development expenses	$23,888	$31,717	$(7,829)	-25%

R&D expenses decreased by $7.8 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease of $7.0 million in clinical and development costs primarily due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept, a decrease of $2.0 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange, and a decrease of $0.9 million in other research costs due to absence of development milestone payment compared to the prior period. These decreases were offset by an increase of $1.7 million in personnel and related costs primarily driven by severance costs from the reduction in workforce and an increase of $0.4 million in preclinical costs for development of new targets.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
Personnel and related costs	$2,825	$1,612	$1,213	75%
Stock-based compensation expense	2,211	2,033	178	9%
Other general and administrative costs	2,896	2,400	496	21%
Total general and administrative expenses	$7,932	$6,045	$1,887	31%

G&A expenses increased by $1.9 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase of $1.2 million in personnel and related costs primarily driven by severance costs from the reduction in workforce, an increase of $0.5 million in other G&A costs from legal consulting costs, and an increase of $0.2 million in stock-based compensation expense.

Interest Income

Interest income decreased by $1.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to lower cash and investment balances during 2025 as compared to 2024.

Interest Expense

Interest expense remained flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to similar interest rates during the periods.

Other Income (Expense), Net

Other income (expense), net remained flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of March 31, 2025, we had cash, cash equivalents and short-term and long-term investments of $107.0 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2025, we had an accumulated deficit of $651.9 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
our ability to maintain our listing on Nasdaq; and
•
macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Other than a loan and security agreement (as amended, the Loan Agreement) we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (SVB) (collectively, the Lenders), for a secured term loan facility of up to $100.0 million in October 2022, we do not have any committed external source of funds. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

In December 2021, we entered a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our ATM offering program. In March 2022, we filed a universal shelf registration statement (2022 Shelf Registration Statement) with the SEC. In May 2022, we filed the amended 2022 Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of March 31, 2025, we sold an aggregate of 2,404,855 shares of common stock under our Sales Agreement for net proceeds of $30.0 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

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

In October 2023, we completed an underwritten follow-on public offering pursuant to the 2022 Shelf Registration Statement (the October 2023 Offering). In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of March 31, 2025, no shares underlying the pre-funded warrants had been exercised. On March 6, 2025, we filed a shelf registration statement with the SEC that became effective on April 24, 2025 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement replaced the 2022 Shelf Registration Statement and registered the unsold securities from the 2022 Shelf Registration Statement, including those available under the ATM program.

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

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available to us as of March 31, 2025.

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

Cash Flows

The following table presents a summary of the net cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(24,663)	$(37,924)
Investing activities	27,645	26,473
Financing activities	65	3,086
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,047	$(8,365)

Operating Activities

In the three months ended March 31, 2025, net cash used in operating activities of $24.7 million was attributable to a net loss of $30.8 million, offset by a change in our net operating assets and liabilities of $0.6 million and by non-cash charges of $5.4 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable, payable and accrued liabilities due to related party, and accrued expenses and other current liabilities of $0.8 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $1.9 million and (iii) a decrease in other non-current liabilities of $0.5 million. Non-cash charges consisted primarily of stock-based compensation expense of $5.2 million, non-cash lease costs of $0.5 million, and depreciation and amortization costs of $0.2 million offset by net amortization of premiums and accretion of discounts on investments of $0.5 million.

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

Investing Activities

In the three months ended March 31, 2025, net cash provided by investing activities of $27.6 million was attributable to cash received for maturities of investments of $43.5 million offset by purchases of short-term and long-term investments of $15.8 million and purchases of property and equipment of $0.1 million.

In the three months ended March 31, 2024, net cash provided by investing activities of $26.5 million was attributable to cash received for maturities of investments of $57.9 million offset by purchases of short-term and long-term investments of $31.3 million and purchases of property and equipment of $0.1 million.

Financing Activities

In the three months ended March 31, 2025, net cash provided by financing activities of $0.1 million was attributable to proceeds from our ATM offering program of $0.4 million offset by principal payments on finance leases of $0.3 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.

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

As of March 31, 2025, we had cash, cash equivalents and investments of $107.0 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of March 31, 2025, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company invests its cash equivalents in highly rated money market funds. The Company’s investments consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by our investment policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC.

The Company is continuing to monitor any events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2025. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration, or FDA, or other comparable foreign regulatory authorities;
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
▪
Macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic, could adversely impact our business including our ongoing and planned clinical trials and preclinical research;

▪
Our common stock may be delisted from the Nasdaq Global Select Market, or Nasdaq, if the Company cannot maintain compliance with Nasdaq’s continued listing requirements;
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $30.8 million and $35.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $651.9 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for evorpacept and advance our other programs. Even though we recently announced a reduction in the Company’s workforce, or RIF, by approximately 30% of the Company’s employees in connection with the Company pipeline prioritization, clinical development and cash preservation strategy, there can be no assurances we will be successful at all, or realize the anticipated savings from the RIF. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have incurred and expect to continue to incur additional costs associated with operating as a public company and compliance with legal, accounting and other regulatory requirements. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts. Further, any decline in our stock price or perceived potential decline in our stock price that may be associated with stock market volatility generally, may negatively impact our ability to raise capital.

As of March 31, 2025, we had cash, cash equivalents and investments of $107.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations into the fourth quarter of 2026. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022 and most recently amended in December 2023, we do not have any committed external source of funds. Under the Loan Agreement, $25.0 million is available for us to draw down at the Lenders’ sole discretion as of March 31, 2025. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect one’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenue from any product sales, licenses or collaborations and do not expect to generate any revenue from the sale of product candidates in the foreseeable future. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

▪
successful and timely completion of preclinical and clinical development of our lead product candidate, evorpacept, the initiation and advancement of ALX2004, and our other future product candidates;
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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million. Under the Loan Agreement, $25.0 million is available for us to draw at the Lenders’ sole discretion as of March 31, 2025. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials, and the initiation and advancement of clinical trials of ALX2004. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as gastric/gastroesophageal junction, or GEJ, carcinoma, urothelial cancer, breast cancer, NHL, multiple myeloma, or colorectal cancer. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy/potency of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. For example, in April 2025, we announced that topline data from our Phase 2 ASPEN-03 and ASPEN-04 clinical trials did not meet the primary endpoints, and we will no longer pursue evorpacept in combination with pembrolizumab in HNSCC. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain approval of their drugs.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct preclinical development and then extensive clinical trials (including initiation of a pediatric study) to demonstrate their safety, purity and efficacy and potency. Clinical trials are expensive and difficult to design and implement. Clinical trials can take many years to complete, and their ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. For example, in April 2025, we announced that topline data from our Phase 2 ASPEN-03 and ASPEN-04 clinical trials did not meet the primary endpoints, and we will no longer pursue evorpacept in combination with pembrolizumab in HNSCC. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe, pure and effective or potent for use in a diverse patient population before we can seek regulatory approvals for their commercial sale. Our clinical trials may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional and expansive preclinical or clinical testing.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials such as our topline Phase 2 ASPEN-06 clinical trial results of evorpacept for the treatment of advanced HER2-Positive gastric cancer announced in July 2024 and the updated data from a December 2024 data cutoff announced in January 2025, as well as our topline Phase 2 ASPEN-03 and ASPEN-04 clinical trial results of evorpacept for the treatment of HNSCC announced in April 2025. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Further, interim, topline and preliminary data include certain assumptions, estimations, calculations and conclusions as part of our analyses of data available at that time, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. Some may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If evorpacept or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, in ALX-Oncology-sponsored clinical trials, the most common adverse events of any grade associated with evorpacept (frequency ≥20%) are fatigue, anemia, nausea, diarrhea, constipation, and neutrophil count decrease. These events have been reported across the program in patients administered evorpacept as a single agent, in combination with pembrolizumab, trastuzumab, rituximab, azacitidine, or enfortumab vedotin and as a multiproduct regimen in combination with pembrolizumab, platinum, and 5 FU, or in combination with trastuzumab, ramucirumab, and paclitaxel, or in combination with azacitidine + venetoclax. Such side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of evorpacept or any of our future product candidates, including in combination with therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

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

If we are unable to successfully transition preclinical research activities in-house, or identify an alternative provider as needed, our preclinical research efforts and studies may be extended or delayed, and there may be disruptions or delays to our evorpacept development pipeline. While we haven’t experienced any issue with transitioning preclinical research activities in-house, we recently announced the RIF in connection with the Company pipeline prioritization, clinical development and cash preservation strategy, which impacted a number of employees in research and preclinical development. As a result, our evorpacept product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we currently use, and plan to use in the future, third-party drugs in our development and clinical trials as controls for our studies, such as conducting Phase 2/3 clinical trials of evorpacept in combination with trastuzumab for gastric/GEJ carcinoma. As a result, the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we entered into clinical trial collaboration and supply agreements with Eli Lilly, pursuant to which our collaboration counterparties will supply doses of ramucirumab for use in certain clinical trials. If the agreement with Eli Lilly is terminated before the trial is completed, we may need to find another source of ramucirumab in order to continue our trial.

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

Further, under the new leadership at the HHS, reorganization of that department, departure of senior leadership at the FDA and other agencies under HHS, and mass layoffs at HHS may impact operations at the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. These new policies are also expected to lead to fewer agency guidance documents that could result in interference with FDA programs or lead to delays or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies or regulations implemented under the current presidential administration and the new FDA commissioner or other executive orders. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our interactions, correspondence, and regulatory review processes with the FDA may be delayed.

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

One primary set of safeguards, the Standard Contractual Clauses adopted by the European Commission, has been updated recently. With regard to data transfers outside of the EEA to the United States, in March 2022, the European Union and United States established a new framework for personal information transfers, the EU-U.S. Data Privacy Framework, or the EU-U.S. DPF. A related framework, the Swiss-U.S. Data Privacy Framework, or Swiss-U.S. DPF, also was established, and was the subject of an adequacy decision by the Swiss Federal Council on August 14, 2024. On July 10, 2023, the European Commission adopted an adequacy decision relating to the EU-U.S. DPF. Additionally, a UK Extension to the EU-U.S. DPF, became effective on October 12, 2023. We are evaluating whether to make use of the EU-U.S. DPF and the UK Extension to the EU-U.S. DPF to transfer personal information from the EEA to the United States.

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal after four years and it may be modified or revoked in the interim. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. The data transfers enforcement landscape and the longer-term stability of the EU-U.S. DPF and related programs remain uncertain, which could increase our compliance costs.

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

Additionally, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modified and augmented the CCPA significantly, effective as of January 1, 2023, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Numerous other states have proposed, and in certain cases enacted similar laws, including comprehensive privacy laws similar to the CCPA enacted in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Other states have proposed, and in certain cases enacted, legislation addressing privacy and cybersecurity in the context of specific subject matter such as biometrics and health-related personal information. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Privacy and data security laws and regulations are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and changing data protection obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (now abandoned in favor of a divisional application 18/518,353, which has claims that are not related to polypeptides comprising soluble human SIRPα) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα, as well as related applications in other jurisdictions. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the Opposition Division of the European Patent Office (Opposition Division) on November 6, 2017. The revocation was appealed by UHN and The Hospital for Sick Children, and on October 18, 2022, the Board of Appeal of the European Patent Office (Board of Appeal) ruled in favor of UHN with respect to the matter on appeal, but remanded the case back to the Opposition Division for consideration of a further ground of invalidity (sufficiency of disclosure). On December 8, 2023, the Opposition Board held that the disclosure in EP 2 429 574 was sufficient and upheld the patent in amended form. On February 15, 2024, the Board of Appeal announced that it had received a notice of appeal with respect to the Opposition Board’s ruling regarding sufficiency of disclosure. The hearing before the Board of Appeal has been scheduled for December 9, 2025. Additionally, on December 27, 2023, a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), was granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. On February 27, 2024, the Opposition Division announced that it had received a notice of opposition with respect to EP 2 995 315. A date for the opposition hearing has been scheduled for November 28, 2025. The patent claims of both EP 2 429 574 and EP 2 995 315, if not revoked or otherwise limited by the European Patent Office, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. With respect to U.S. patent 10,907,209, we believe that we do not infringe claims listed in this U.S. patent. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of March 31, 2025, we had 65 employees, including 50 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and life science industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and our scientific, technical, business and medical personnel. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, our inability to find suitable replacements, and the impacts of any executive officer changes, could result in delays in the development of our product candidates and harm our business. Additionally, layoffs or furloughs, including the recently announced RIF, pausing recruiting efforts, or employee attrition could also create delays in the development of our product candidates, yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could all adversely affect our reputation as an employer, making it more difficult for us to hire new employees in the future and harm our business.

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had net operating loss carryforwards of approximately $162.6 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryforwards will begin to expire beginning in 2038. Other limitations may apply under state law. For example, in June 2024, California enacted legislation suspending the use of state net operating losses by taxpayers with net business income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five or fifteen years. The United States has also enacted the Inflation Reduction Act of 2022, which introduced, among other provisions, a 1% excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. The Organisation for Economic Co-operation and Development has proposed implementing a global minimum tax of 15%, or Pillar Two, which has been implemented into the domestic laws of European Union member countries and is being considered for implementation by other countries. We continue to assess the effect of the Pillar Two rules in all jurisdictions and do not currently expect Pillar Two to have a material impact on our financial position. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our 2025 Shelf Registration Statement provides for aggregate offerings of up to $364.1 million of the Company’s securities inclusive of up to $119.1 million of shares of our common stock through the at-the-market (ATM) offering. As of March 31, 2025, we sold an aggregate of 2,404,855 shares of common stock under our ATM offering. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of March 31, 2025, no shares underlying the pre-funded warrants had been exercised. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
market perceptions of our ability to maintain our listing on Nasdaq;
▪
additions or departures of key personnel;
▪
announcement of actual or anticipated reduction in force, including the RIF;
▪
changes in the structure of health care payment systems in the United States or overseas;
▪
failure of any of our product candidates, if approved, to achieve commercial success;
▪
macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic;

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

Additionally, if the trading price of our common stock does not increase, it may cause our common stock to no longer satisfy the continued listing standards of Nasdaq. If we are not able to maintain the requirements for listing on Nasdaq, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as on the price and liquidity of our common stock.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

If we are unable to maintain listing of our securities on the Nasdaq Global Select Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, it could have a materially adverse effect on our ability to raise additional funds as well as on the price and liquidity of our common stock.

For example, if at any time the bid price of our common stock closes below $1.00 per share for more than 30 consecutive business days, we may be subject to delisting from the Nasdaq Global Select Market. On April 23, 2025, we received a notice from Nasdaq notifying us that we have not been in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days from the date of the Notice, or until October 20, 2025, to regain compliance (subject to any additional 180-day compliance period which may be available to us). To regain compliance with Nasdaq’s minimum bid price requirement, the closing price per share of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day compliance period, unless the Staff exercises its discretion to extend this ten-business day period. During this 180-day period, we will be reviewing our options to regain compliance with the minimum bid price requirements. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. Additionally, if during any compliance period, our common stock has a closing bid price of $0.10 per share or less for ten consecutive trading days, the Staff will issue a delisting determination under Nasdaq Listing Rule 5810(c)(3)(A)(iii) with respect to our common stock. As of the date of filing this report, our stock has closed below $1.00 per share on every trading day since March 10, 2025. On April 30, 2025, the closing price of our common stock was $0.54 per share.

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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. In February and April 2025, the current U.S. presidential administration imposed new tariffs on China and China responded with tariffs on select U.S. goods. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, or if such actions cause broader disruption in drug manufacturing and related industries that impact drug product availability or pricing, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

On October 10, 2023, we completed the October 2023 Offering for the sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of March 31, 2025, no shares underlying the pre-funded warrants had been exercised. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our 2025 Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of March 31, 2025, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 24.3% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Sales of equity securities may be made under our 2025 Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the follow-on public offering. As of March 31, 2025, no shares underlying the pre-funded warrants had been exercised. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, both of which have since been remediated. We did not identify any material weakness for the fiscal years ended December 31, 2024 and 2023.

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

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.1+#	Separation Agreement and Release between the Registrant and Jaume Pons, Ph.D.					X

10.2+#	Confirmatory Offer Letter between the Registrant and Alan Sandler, M.D.					X

10.3+	Outside Director Compensation Policy.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

ALX ONCOLOGY HOLDINGS INC.

Date: May 8, 2025	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Harish Shantharam
Harish Shantharam
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)