Form 10-Q
period 2025-06-30
ALX ONCOLOGY HOLDINGS INC
filed 2025-08-12
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 53,551,134 shares of common stock outstanding, $0.001 par value per share.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$19,302	$17,567
Short-term investments	60,012	110,190
Prepaid expenses and other current assets	5,943	6,595
Total current assets	85,257	134,352
Property and equipment, net	1,497	2,905
Long-term investments	4,232	3,524
Other assets	4,334	6,994
Total assets	$95,320	$147,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,902	$4,497
Payable and accrued liabilities due to related party	40	149
Term loan, current	3,043	435
Accrued expenses and other current liabilities	10,863	13,419
Total current liabilities	18,848	18,500
Term loan, non-current	6,997	9,469
Other non-current liabilities	5,060	6,188
Total liabilities	30,905	34,157
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 53,506,777 and 53,052,912 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	54	53
Additional paid-in capital	742,150	734,412
Accumulated other comprehensive income	36	275
Accumulated deficit	(677,825)	(621,122)
Total stockholders’ equity	64,415	113,618
Total liabilities and stockholders’ equity	$95,320	$147,775

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$18,022	$34,653	$41,910	$66,370
General and administrative	5,451	6,872	13,383	12,917
Impairment charge	3,175	—	3,175	—
Total operating expenses	26,648	41,525	58,468	79,287
Loss from operations	(26,648)	(41,525)	(58,468)	(79,287)
Interest income	1,106	2,563	2,589	5,185
Interest expense	(405)	(429)	(811)	(856)
Other income (expense), net	(2)	(8)	(13)	(22)
Net loss	$(25,949)	$(39,399)	$(56,703)	$(74,980)
Net loss per share, basic and diluted	$(0.49)	$(0.76)	$(1.05)	$(1.47)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	53,445,631	51,831,157	54,031,176	50,969,089

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(25,949)	$(39,399)	$(56,703)	$(74,980)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(82)	(101)	(239)	(329)
Total comprehensive loss	$(26,031)	$(39,500)	$(56,942)	$(75,309)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	53,052,912	$53	$734,412	$275	$(621,122)	$113,618
Issuance of common stock under equity incentive plans	125,920	—	—	—	—	—
Issuance of common stock through ATM offering, net of commissions	205,313	—	372	—	—	372
Stock-based compensation	—	—	5,216	—	—	5,216
Unrealized loss on available-for-sale investments	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(30,754)	(30,754)
Balance as of March 31, 2025	53,384,145	53	740,000	118	(651,876)	88,295
Issuance of common stock under equity incentive plans	84,099	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	38,533	—	15	—	—	15
Stock-based compensation	—	—	2,136	—	—	2,136
Unrealized loss on available-for-sale investments	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(25,949)	(25,949)
Balance as of June 30, 2025	53,506,777	$54	$742,150	$36	$(677,825)	$64,415

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	49,951,989	$50	$675,678	$256	$(486,272)	$189,712
Issuance of common stock under equity incentive plans	113,385	—	237	—	—	237
Issuance of common stock through ATM offering, net of commissions of $0.1 million	211,819	—	3,024	—	—	3,024
Stock-based compensation	—	—	7,031	—	—	7,031
Unrealized loss on available-for-sale investments	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	(35,581)	(35,581)
Balance as of March 31, 2024	50,277,193	50	685,970	28	(521,853)	164,195
Issuance of common stock under equity incentive plans	321,753	—	861	—	—	861
Issuance of common stock under employee stock purchase plan	59,712	—	306	—	—	306
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.8 million	1,794,091	2	26,201	—	—	26,203
Stock-based compensation	—	—	7,252	—	—	7,252
Unrealized loss on available-for-sale investments	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(39,399)	(39,399)
Balance as of June 30, 2024	52,452,749	$52	$720,590	$(73)	$(561,252)	$159,317

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net loss	$(56,703)	$(74,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,352	14,283
Depreciation and amortization	402	434
Non-cash lease costs	933	851
Net accretion of discounts on investments	(837)	(2,870)
Accretion of term loan discount and issuance costs	136	130
Impairment charge	3,175	—
Loss on disposal of fixed asset	—	10
Changes in operating assets and liabilities
Prepaid expenses and other current assets	652	(6,066)
Other assets	(433)	1,915
Accounts payable	409	(443)
Payable and accrued liabilities due to related party	(109)	(317)
Accrued expenses and other current liabilities	(2,019)	3,660
Other non-current liabilities	(1,027)	(1,097)
Net cash used in operating activities	(48,069)	(64,490)
Investing activities
Purchase of investments	(41,177)	(94,249)
Maturities of investments	91,245	121,867
Purchase of property and equipment	(107)	(238)
Net cash provided by investing activities	49,961	27,380
Financing activities
Proceeds from ATM offering, net of commissions	372	29,227
Proceeds from exercise of stock options under equity incentive plan	—	1,098
Proceeds from issuance of common stock under employee stock purchase plan	15	306
Principal payments on finance leases	(544)	(393)
Net cash (used in) provided by financing activities	(157)	30,238
Net increase (decrease) in cash, cash equivalents and restricted cash	1,735	(6,872)
Cash, cash equivalents and restricted cash at beginning of year	17,633	22,472
Cash, cash equivalents and restricted cash at end of period	$19,368	$15,600

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,060	$1,340
Right-of-use asset acquired under finance leases	$—	$1,035

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$19,302	$15,534
Restricted cash (included in other assets)	66	66
Total cash, cash equivalents and restricted cash	$19,368	$15,600

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) ORGANIZATION

Organization

ALX Oncology Holdings Inc., or the Company, was formed as a Delaware corporation on April 1, 2020, or Inception. The Company was formed for the purpose of completing the Company’s initial public offering of its common stock and related transactions in order to carry on the business of ALX Oncology Limited. The Company is a clinical-stage biotechnology company advancing a pipeline of novel therapies designed to treat cancer and extend patients’ lives.

ALX Oncology Holdings Inc. is incorporated in Delaware. ALX Oncology Limited, incorporated in Ireland, is a wholly-owned subsidiary of ALX Oncology Holdings Inc. ALX Oncology Inc., incorporated in Delaware, is a wholly-owned subsidiary of ALX Oncology Limited. All the companies, except for ALX Oncology Holdings Inc., are collectively known as the Subsidiaries.

As of June 30, 2025, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

The condensed consolidated balance sheet as of June 30, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to the estimated useful lives and impairment of long-lived assets, clinical and contract manufacturing accruals, fair value of assets and liabilities, fair value of investments, and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

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

The CODM reviews cash, cash equivalents and investments as a measure of segment assets. As of June 30, 2025 and December 31, 2024, the Company’s cash, cash equivalents and investments were $83.5 million and $131.3 million, respectively.

The following table presents the significant segment expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expenses:
Clinical and development costs	$11,834	$20,370	$22,371	$37,907
Preclinical costs	618	2,334	1,856	3,153
Personnel and related costs	3,582	5,677	11,145	11,573
Stock-based compensation expense	840	4,910	3,845	9,908
Other research costs	1,148	1,362	2,693	3,829
Total research and development expenses	18,022	34,653	41,910	66,370
General and administrative expenses:
Personnel and related costs	1,876	1,805	4,701	3,417
Stock-based compensation expense	1,296	2,342	3,507	4,375
Other general and administrative costs	2,279	2,725	5,175	5,125
Total general and administrative expenses	5,451	6,872	13,383	12,917
Impairment charge:
Impairment of long-lived assets	3,175	—	3,175	—
Total impairment charge	3,175	—	3,175	—
Loss from operations	(26,648)	(41,525)	(58,468)	(79,287)
Interest income	1,106	2,563	2,589	5,185
Interest expense	(405)	(429)	(811)	(856)
Other income (expense), net	(2)	(8)	(13)	(22)
Net loss	$(25,949)	$(39,399)	$(56,703)	$(74,980)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures.

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$14,585	$—	$—	$14,585
Corporate debt securities	Level 2	2,999	—	—	2,999
Short-term investments
U.S. Treasury securities	Level 1	22,352	23	(4)	22,371
Corporate debt securities	Level 2	33,717	17	(2)	33,732
Commercial paper	Level 2	3,911	—	(2)	3,909
Long-term investments
U.S. government agency securities	Level 2	2,000	—	—	2,000
Corporate debt securities	Level 2	2,228	4	—	2,232
Total		$81,792	$44	$(8)	$81,828

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,468	$—	$—	$15,468
Short-term investments
U.S. Treasury securities	Level 1	52,167	148	—	52,315
U.S. government agency securities	Level 2	3,101	6	—	3,107
Corporate debt securities	Level 2	52,657	122	—	52,779
Commercial paper	Level 2	1,988	1	—	1,989
Long-term investments
Corporate debt securities	Level 2	3,526	1	(3)	3,524
Total		$128,907	$278	$(3)	$129,182

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Cash equivalents	$17,584	$15,468
Short-term investments	60,012	110,190
Long-term investments	4,232	3,524
Total	$81,828	$129,182

Cash and cash equivalents in the above table excludes bank account cash of $1.7 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Maturing in one year or less	$77,596	$125,658
Maturing after one year through five years	4,232	3,524
Total	$81,828	$129,182

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months and six months ended June 30, 2025 and 2024 and there were no financial instruments classified as Level 3 as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, accrued interest receivable related to the Company’s investments of $0.7 million and $0.9 million was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of June 30, 2025, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of June 30, 2025 and 2024, no allowance for credit losses for the Company’s investments was recorded. As of June 30, 2025 and December 31, 2024, no securities were in a continuous net unrealized loss position for more than 12 months. As of June 30, 2025 and 2024, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid clinical expenses	$4,585	$3,757
Interest and investment receivables	666	892
Prepaid expenses	638	1,343
Prepaid insurance	50	576
Other current assets	4	27
Total prepaid expenses and other current assets	$5,943	$6,595

Property and Equipment, Net

The following table presents the components of property and equipment, net as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$1,844	$1,835
Leasehold improvements	709	2,509
Computer hardware and software	454	473
Furniture and fixtures	165	165
Property and equipment, gross	3,172	4,982
Less: accumulated depreciation	(1,675)	(2,077)
Property and equipment, net	$1,497	$2,905

Depreciation was $0.2 million for the three months ended June 30, 2025 and 2024 and $0.4 million for the six months ended June 30, 2025 and 2024.

Other Assets

The following table presents the components of other assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Finance lease right-of-use assets	$2,181	$2,704
Operating lease right-of-use assets	1,453	4,023
Long-term prepaid clinical expenses	347	—
Other assets	216	200
Long-term prepaid contract manufacturing costs	137	67
Total other assets	$4,334	$6,994

Impairment of Long-Lived Assets

The Company has determined it operates in a single operating segment and has one reportable segment. The Company reviews for indicators of impairment on a quarterly basis, including changes in how its property is being used.

In May 2025, the Company made a decision to sublease its leased property in Palo Alto. The Company is actively marketing the leased building for sublease. In connection with the preparation of these condensed consolidated financial statements, the Company determined that the change in how this building is being used could indicate impairment. The Company identified this to-be-sublet property as a separate asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The lower fair value of this asset group was mainly due to the lower estimated sublease income compared to the lease payments in accordance with the initial operating lease agreement and higher discount rate. The Company applied a discounted cash flow method to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.5 million was lower than its net book value of $4.7 million. The Company recognized a pre-tax long-lived asset impairment charge of $3.2 million on the right-of-use asset and leasehold improvements for the three months and six months ended June 30, 2025.

The determination of the fair value of the Company’s asset group related to the to-be-sublet property that is currently being marketed for sublease purposes represents a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset involves significant estimates and assumptions. These estimates and assumptions include, among other things, expected sublease rental income of $2.5 million and risk-adjusted annual discount rate of 10%.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accrued clinical and nonclinical study costs	$4,518	$3,858
Accrued compensation and related expenses	2,789	5,306
Other current liabilities	2,290	2,573
Accrued contract manufacturing	1,067	1,479
Accrued property and equipment	199	203
Total accrued expenses and other current liabilities	$10,863	$13,419

(6) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of June 30, 2025, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of June 30, 2025 (in thousands, except lease term and discount rate):

	June 30, 2025
	Operating Leases	Finance Leases
2025	$657	$576
2026	1,187	1,152
2027	912	672
2028	939	—
2029	967	—
Thereafter	163	—
Total lease payments	4,825	2,400
Less: imputed interest	(875)	(208)
Total lease liabilities	$3,950	$2,192

Lease liabilities: current (i)	$1,003	$1,004
Lease liabilities: non-current (ii)	2,947	1,188
Total lease liabilities	$3,950	$2,192

Weighted average remaining lease term (in years)	4.2	2.1
Weighted average discount rate	9.2%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$286	$311	$578	$622
Variable lease cost and other, net (i)	135	131	247	298
Short-term lease cost	—	3	—	11
Finance lease cost:
Amortization of right-of-use assets	261	197	523	446
Interest	50	50	105	97
Total lease costs	$732	$692	$1,453	$1,474

(i)
The variable lease cost and other, net is comprised primarily of common area maintenance charges for the operating lease, which are dependent on usage. These costs are classified as operating lease expense due to the election to not separate lease and non-lease components. These costs were not included within the measurement of the Company’s operating lease right-of-use assets and operating lease liabilities.

The following table presents the supplemental cash flow disclosures for cash paid for leases for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$648	$629
Operating cash flows from finance leases	$128	$87
Financing cash flows from finance leases	$544	$393
Right-of-use asset acquired under leases
Finance leases	$—	$1,035

(7) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, as amended, the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million. Under the original terms of the Loan Agreement, the Company had the right to draw an additional $40.0 million through the end of December 2023. In December 2023, the original terms of the Loan Agreement were amended to extend the draw deadline to June 2024. The original terms of the Loan Agreement provided for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The Company decided not to draw down on any portion of the $40.0 million available under the Loan Agreement by the deadline of June 30, 2024 and did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available as of June 30, 2025.

The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

During the three months ended June 30, 2025 and 2024, interest expense incurred in connection with the Loan Agreement was $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2025 and 2024, interest expense incurred in connection with the Loan Agreement was $0.7 million and $0.6 million, respectively.

As of June 30, 2025, the Company was in compliance with all financial reporting covenants under the Loan Agreement.

As of June 30, 2025, the future maturities under the Loan Agreement are as follows (in thousands):

June 30, 2025
2025	$435
2026	5,217
2027	4,948
2028	—
2029	—
Total future maturities	10,600
Less: current portion of term loan	(3,043)
Total term loan, net of current portion	7,557
Less: unamortized debt issuance costs	(444)
Less: unaccreted final payment costs	(116)
Term loan, non-current, net	$6,997

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of June 30, 2025 and December 31, 2024, the Company had 53,506,777 and 53,052,912 shares of common stock outstanding, respectively, and no shares of undesignated preferred stock outstanding, respectively.

Common stock reserved for future issuance as of June 30, 2025 consists of the following:

June 30, 2025
Stock options issued and outstanding	12,786,569
RSUs issued and outstanding	417,677
PSUs issued and outstanding	69,750
Stock options authorized for future issuance	2,565,664
Employee Stock Purchase Plan shares authorized for future issuance	1,466,247
Pre-funded warrants issued and outstanding	1,250,000
Total	18,555,907

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of June 30, 2025, the Company had issued approximately 2,404,855 shares of common stock pursuant to the Sales Agreement for net proceeds of $30.0 million. The Company may terminate this ATM program at any time, pursuant to its terms.

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

As of June 30, 2025 and December 31, 2024, respectively, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 11 “Net Loss Per Share”).

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

As of June 30, 2025, the Company determined that the performance conditions for one tranche of PSUs was achieved. As a result, compensation expense of $0.1 million and $0.7 million has been recognized related to this tranche of PSUs as of and for the three months and six months ended June 30, 2025, respectively. The performance conditions for the other tranche of PSUs was not achieved as of March 31, 2025, and therefore, these awards were forfeited. As of June 30, 2025, there were 69,750 PSUs outstanding and unvested.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$840	$4,910	$3,845	$9,908
General and administrative	1,296	2,342	3,507	4,375
Total	$2,136	$7,252	$7,352	$14,283

(10) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac, and with ScalmiBio, Inc., or ScalmiBio. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025. During the three months and six months ended June 30, 2025, there were no material changes to these agreements.

Tallac Service Agreement

During the three months and six months ended June 30, 2024, the Company recorded a nominal amount as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement. Per contractual terms, the Tallac Services Agreement terminated on July 1, 2024.

Tallac Collaboration Agreement

During the three months ended June 30, 2025 and 2024, the Company recorded $40,000 and $0.2 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement. During the six months ended June 30, 2025 and 2024, the Company recorded $0.1 million and $0.6 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

As of June 30, 2025 and December 31, 2024, the Company had accrued expenses of $40,000 and $0.1 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

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

During the three months ended June 30, 2025 and 2024, the Company made no milestone payment to the stockholders of ScalmiBio. During the six months ended June 30, 2025 and 2024, the Company made no milestone payment and $1.0 million milestone payment, respectively, as a result of selecting a development candidate, to the stockholders of ScalmiBio, including 31.7%, or $0.3 million, to the Company’s former Chief Executive Officer and former Chief Scientific Officer and President, and 63.5%, or $0.6 million, to another employee of the Company. This milestone payment was recorded as R&D costs within the condensed consolidated statements of operations.

(11) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(25,949)	$(39,399)	$(56,703)	$(74,980)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,445,631	51,831,157	54,031,176	50,969,089
Net loss per share, basic and diluted	$(0.49)	$(0.76)	$(1.05)	$(1.47)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months and six months ended June 30, 2025 and 2024 because including them would have been anti-dilutive:

	Three Months and Six Months Ended
	June 30,
	2025	2024
Stock options issued and outstanding	12,786,569	10,054,943
RSUs issued and outstanding	417,677	1,150,655
PSUs issued and outstanding	69,750	357,500
Total	13,273,996	11,563,098

(12) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2025.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of June 30, 2025, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

The Company has other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of June 30, 2025 (in thousands):

	June 30, 2025
	Total	2025 (remaining six months)	2026-2027	2028-2029	Thereafter
Manufacturing and service contracts	$1,467	$755	$712	$—	$—
Total	$1,467	$755	$712	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $0.6 million. In addition, the Company has commitments with three other pharmaceutical contract manufacturers, including certain future purchase obligations of approximately $0.9 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(13) SUBSEQUENT EVENTS

On August 12, 2025, the board of directors of the Company (the Board) appointed Daniel Curran, M.D. to serve as a Class III director of the Board for a term expiring at the 2026 annual meeting of stockholders. The Board also appointed Dr. Curran to serve as a member of the Corporate Governance and Nominating Committee of the Board. In connection with the changes to the Board, the Board increased its size to seven directors.

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

Overview

We are a clinical-stage biotechnology company advancing a pipeline of novel therapies designed to treat cancer and extend patients’ lives. Our clinical pipeline includes two product candidates, the CD47 blocker evorpacept and an epidermal growth factor receptor (EGFR)-targeted antibody drug candidate (ADC) ALX2004. Our lead product, evorpacept, has demonstrated potential to serve as a cornerstone therapy upon which the future of immuno-oncology can be built. Evorpacept is currently being evaluated across multiple ongoing clinical trials in a wide range of cancer indications. Our second pipeline candidate, ALX2004, is a novel EGFR-targeted antibody-drug conjugate with a differentiated mechanism of action and is anticipated to enter Phase 1 trials in August 2025. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis or as a “don’t activate T-cells” signal that prevents activation of T-cells by dendritic cells. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches.

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

We are focused on evorpacept development with the standard-of-care agents that provide a stimulatory signal to the innate immune system. We are combining evorpacept with anti-cancer targeted antibodies with an active Fc domain, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells.

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

▪
Primary endpoints (December 2024 data cutoff):
o
Intent-to-treat (ITT) patient population overall response rate (ORR) (n=127): Evo-TRP demonstrated an ORR of 41.3% compared to 30% for ramucirumab and paclitaxel (RP) historical control and 26.6% for TRP control.
o
Fresh HER2-positive biopsy patient population ORR (n=48): Evo-TRP demonstrated an ORR of 59.1% compared to 30% for RP historical control and 23.1% for TRP control.
▪
In the ITT population, Evo-TRP demonstrated a median duration of response (mDOR) of 15.7 months and a median progression-free survival (mPFS) of 7.5 months compared to an mDOR of 9.1 months and mPFS of 7.4 months in the TRP control group, with a progression-free survival (PFS) Hazard Ratio (PFS HR) in this population of 0.77.
▪
In patients with fresh HER2-positive biopsies, Evo-TRP demonstrated an mDOR of 15.7 months and mPFS of 9.5 months compared to an mDOR of 14.5 months and mPFS of 7.1 months in the TRP control group, with a PFS HR of 0.62.
▪
In patients with confirmed HER2-positive expression as determined by either fresh biopsy or circulating tumor DNA (ctDNA) HER2-positivity (n=96), the addition of evorpacept to TRP resulted in a 48.9% ORR, an mDOR of 15.7 months and mPFS of 7.5 months, compared to a 24.5% ORR, an mDOR of 9.1 months and mPFS of 6.7 months in the TRP control group, with a PFS HR of 0.64.

▪
In this pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer, CD47 overexpression was identified as a key predictive biomarker for response and durable benefit.
o
In confirmed HER2-positive, CD47-high gastric cancer patients (n=43), evorpacept combined with TRP achieved an objective response rate (ORR) of 65% compared to 26% with TRP alone. In contrast, in confirmed HER2-positive, CD47-low patients (n=47), evorpacept plus TRP demonstrated a 39% ORR versus 25% with TRP alone.
o
Duration of response (DOR), PFS, and overall survival (OS) also showed strong magnitude of benefit for evorpacept in CD47-high patients.
o
Full data set will be presented at an upcoming medical conference in the fourth quarter of 2025.
▪
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

Our second product candidate is ALX2004, a novel EGFR-targeted ADC. ALX2004 was created from our proprietary linker-payload platform and fully designed and developed in-house by our scientists. ALX2004 comprises an affinity-tuned EGFR antibody backbone engineered for optimal activity as an antibody drug conjugate (ADC), a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability. EGFR is clinically validated as a therapeutic target with several U.S. Food and Drug Administration (FDA)-approved targeted antibodies and small molecules. However, there are currently no approved EGFR-targeted ADCs and early-generation attempts to develop EGFR-targeted ADCs were limited by drug design, on-target off-tumor toxicities and toxicity of older generation payloads.

We are engaged in the following clinical programs, collaborations, and investigator-sponsored trials:

Evorpacept

Combination with the HER2-targeted antibody trastuzumab

▪
ASPEN-Breast - Breast Cancer
o
In March 2025, we announced intent to initiate a randomized Phase 2 clinical trial evaluating evorpacept in combination with trastuzumab and chemotherapy for the treatment of patients with HER2-positive metastatic breast cancer after prior treatment with fam-trastuzumab deruxtecan-nxki.
o
In August 2025, we announced that based on the magnitude of benefit in patients with high CD47 expression in HER2-positive gastric cancer, the ASPEN-Breast study in HER2-positive breast cancer evaluating evorpacept in combination with trastuzumab and chemotherapy has been amended to a single-arm design in all previously treated HER2 positive patients and will be evaluated by CD47 expression.
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
o
In August 2025, we announced topline results from pre-planned exploratory analysis of the ASPEN-06 trial in gastric cancer, where CD47 overexpression was identified as a key predictive biomarker for response and durable benefit.
•
In confirmed HER2-positive, CD47-high gastric cancer patients (n=43), evorpacept combined with TRP achieved an ORR of 65% compared to 26% with TRP alone. In contrast, in confirmed HER2-positive, CD47-low patients (n=47), evorpacept plus TRP demonstrated a 39% ORR versus 25% with TRP alone.
•
DOR, PFS, and OS also showed strong magnitude of benefit for evorpacept in CD47-high patients
•
Full data set will be presented at an upcoming medical conference in the fourth quarter of 2025

Combination with the EGFR-targeted antibody cetuximab

▪
ASPEN-CRC - Colorectal Cancer (CRC)
o
In March 2025, we announced intent to initiate a Phase 1b study evaluating evorpacept in combination with the EGFR-targeted antibody cetuximab and FOLFIRI for the treatment of patients with second-line metastatic CRC.
o
In August 2025, we streamlined evorpacept development program to focus our resources on the ASPEN-Breast trial and paused the ASPEN-CRC study announced earlier in March 2025.

Collaborations and Investigator-Sponsored Trials (ISTs)

Combination with the HER2-targeted bispecific, zanidatamab, and HER2-targeted ADC, fam-trastuzumab deruxtecan-nxki

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

Combination with the CD20-targeted antibody rituximab

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

Combination with the CD38-targeted antibody isatuximab-irfc

▪
Sanofi - Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of SARCLISA® (isatuximab-irfc), an anti-cancer antibody, and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma. We announced the dosing of the first patient in September 2024.
o
In July 2025, Sanofi and ALX Oncology announced the dose escalation portion of the cohort testing evorpacept with isatuximab-irfc and dexamethasone within the randomized phase 1/2 UMBRELLA study in patients with previously treated multiple myeloma is complete. Sanofi will begin the dose optimization portion of the study.

Combination with PD-1/PD-L1 immune checkpoint inhibitor

Dendritic cells are also inhibited by the interaction of SIRPα with CD47. Activated dendritic cells present neoantigens to T-cells that, once activated, will kill cancer cells when the PD-1/PD-L1 inhibitory interaction is blocked by T-cell checkpoint inhibitors such as pembrolizumab.

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

ALX2004

▪
ALX2004 is a novel EGFR-targeted ADC that was created from our proprietary linker-payload platform and fully designed and developed in-house by our scientists. ALX2004 comprises an affinity-tuned EGFR antibody backbone engineered for optimal activity as an ADC, a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability.
▪
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

From inception through June 30, 2025, we have raised an aggregate of $643.5 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement (as defined below), $58.9 million were net proceeds from our follow-on offering in October 2023, and $30.0 million were net proceeds from our at-the-market (ATM) offering. For more information on the funding of our operations since inception, see section titled “—Liquidity and Capital Resources; Plan of Operations—Funding Requirements” included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred net losses in each year since inception. Our net losses were $25.9 million and $39.4 million for the three months ended June 30, 2025 and 2024, respectively, and $56.7 million and $75.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $677.8 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, evorpacept, and the initiation and advancement of ALX2004, which include:

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

Our research and development expenses consist primarily of costs associated with the development of our lead product candidate, evorpacept, and the initiation and advancement of ALX2004, and include external costs, such as fees paid to consultants, central laboratories, contractors, collaborators, CMOs and CROs in connection with our preclinical and clinical development activities.

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

Impairment Charge

Impairment charge consists of impairment of long-lived assets.

Interest Income

Our interest income consists primarily of interest income on cash, cash equivalents and investments.

Interest Expense

Our interest expense consists primarily of interest expense on the term loan, amortization of deferred debt issuance costs, and interest related to finance leases.

Other Income (Expense), Net

Our other income (expense), net consists primarily of realized foreign currency transaction gains and losses.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Operating expenses:
Research and development	$18,022	$34,653	$(16,631)	-48%	$41,910	$66,370	$(24,460)	-37%
General and administrative	5,451	6,872	(1,421)	-21%	13,383	12,917	466	4%
Impairment charge	3,175	—	3,175	100%	3,175	—	3,175	100%
Total operating expenses	26,648	41,525	(14,877)	-36%	58,468	79,287	(20,819)	-26%
Loss from operations	(26,648)	(41,525)	14,877	-36%	(58,468)	(79,287)	20,819	-26%
Interest income	1,106	2,563	(1,457)	-57%	2,589	5,185	(2,596)	-50%
Interest expense	(405)	(429)	24	-6%	(811)	(856)	45	-5%
Other income (expense), net	(2)	(8)	6	-75%	(13)	(22)	9	-41%
Net loss	$(25,949)	$(39,399)	$13,450	-34%	$(56,703)	$(74,980)	$18,277	-24%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Clinical and development costs	$11,834	$20,370	$(8,536)	-42%	$22,371	$37,907	$(15,536)	-41%
Preclinical costs	618	2,334	(1,716)	-74%	1,856	3,153	(1,297)	-41%
Personnel and related costs	3,582	5,677	(2,095)	-37%	11,145	11,573	(428)	-4%
Stock-based compensation expense	840	4,910	(4,070)	-83%	3,845	9,908	(6,063)	-61%
Other research costs	1,148	1,362	(214)	-16%	2,693	3,829	(1,136)	-30%
Total research and development expenses	$18,022	$34,653	$(16,631)	-48%	$41,910	$66,370	$(24,460)	-37%

R&D expenses decreased by $16.6 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease of $8.5 million in clinical and development costs primarily due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept, a decrease of $4.1 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange, a decrease of $2.1 million in personnel and related costs primarily driven by the reduction in workforce in Q1 2025, a decrease of $1.7 million in preclinical costs due to pipeline prioritization strategy, and a decrease of $0.2 million in other research costs.

R&D expenses decreased by $24.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to a decrease of $15.5 million in clinical and development costs primarily due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept, a decrease of $6.1 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange, a decrease of $1.3 million in preclinical costs due to pipeline prioritization strategy, a decrease of $1.1 million in other research costs due to absence of development milestone payment compared to the prior period, and a decrease of $0.4 million in personnel and related costs primarily driven by the reduction in workforce in Q1 2025.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel and related costs	$1,876	$1,805	$71	4%	$4,701	$3,417	$1,284	38%
Stock-based compensation expense	1,296	2,342	(1,046)	-45%	3,507	4,375	(868)	-20%
Other general and administrative costs	2,279	2,725	(446)	-16%	5,175	5,125	50	1%
Total general and administrative expenses	$5,451	$6,872	$(1,421)	-21%	$13,383	$12,917	$466	4%

G&A expenses decreased by $1.4 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease of $1.0 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange and a decrease of $0.4 million in other G&A costs from legal consulting costs.

G&A expenses increased by $0.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase of $1.3 million in personnel and related costs primarily driven by severance costs from the reduction in workforce, offset by a decrease of $0.9 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange.

Impairment Charge

Impairment charge increased by $3.2 million for the three months and six months ended June 30, 2025. In May 2025, we made a decision to sublease our leased property in Palo Alto and are actively marketing the leased property for sublease. We recorded long-lived asset impairment charge based on the performed impairment analysis.

Interest Income

Interest income decreased by $1.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and by $2.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases were primarily attributable to lower cash and investment balances during 2025 as compared to 2024.

Interest Expense

Interest expense remained flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as well as for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to similar interest rates during the periods.

Other Income (Expense), Net

Other income (expense), net remained flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as well as for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of June 30, 2025, we had cash, cash equivalents and investments of $83.5 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2025, we had an accumulated deficit of $677.8 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In December 2021, we entered a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our ATM offering program. In March 2022, we filed a universal shelf registration statement (2022 Shelf Registration Statement) with the SEC. In May 2022, we filed the amended 2022 Shelf Registration Statement, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of June 30, 2025, we sold an aggregate of 2,404,855 shares of common stock under our Sales Agreement for net proceeds of $30.0 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

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

In October 2023, we completed an underwritten follow-on public offering pursuant to the 2022 Shelf Registration Statement (the October 2023 Offering). In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of June 30, 2025, no shares underlying the pre-funded warrants had been exercised. On March 6, 2025, we filed a shelf registration statement with the SEC that became effective on April 24, 2025 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement replaced the 2022 Shelf Registration Statement and registered the unsold securities from the 2022 Shelf Registration Statement, including those available under the ATM program.

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

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available to us as of June 30, 2025.

We believe our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. Additionally, the Company also has the ability to further utilize the ATM program. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(48,069)	$(64,490)
Investing activities	49,961	27,380
Financing activities	(157)	30,238
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,735	$(6,872)

Operating Activities

In the six months ended June 30, 2025, net cash used in operating activities of $48.1 million was attributable to a net loss of $56.7 million and a change in our net operating assets and liabilities of $2.5 million, offset by non-cash charges of $11.2 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable, payable and accrued liabilities due to related party, and accrued expenses and other current liabilities of $1.7 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $0.7 million, (iii) a decrease in other non-current liabilities of $1.0 million and (iv) an increase in other assets of $0.4 million. Non-cash charges consisted primarily of stock-based compensation expense of $7.4 million, non-cash lease costs of $0.9 million, depreciation and amortization costs of $0.4 million, and impairment charge of $3.2 million offset by net amortization of premiums and accretion of discounts on investments of $0.8 million.

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

Investing Activities

In the six months ended June 30, 2025, net cash provided by investing activities of $50.0 million was attributable to cash received for maturities of investments of $91.2 million offset by purchases of short-term and long-term investments of $41.2 million and purchases of property and equipment of $0.1 million.

In the six months ended June 30, 2024, net cash provided by investing activities of $27.4 million was attributable to cash received for maturities of investments of $121.9 million offset by purchases of short-term and long-term investments of $94.2 million and purchases of property and equipment of $0.2 million.

Financing Activities

In the six months ended June 30, 2025, net cash used in financing activities of $0.2 million was attributable to principal payments on finance leases of $0.5 million offset by proceeds from our ATM offering program of $0.4 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.

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

As of June 30, 2025, we had cash, cash equivalents and investments of $83.5 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of June 30, 2025, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2025. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $25.9 million and $39.4 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $677.8 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, evorpacept, is in early-stage clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2025, we had cash, cash equivalents and investments of $83.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations into the first quarter of 2027. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our cash, cash equivalents and investments to advance the clinical development of evorpacept, the initiation and advancement of clinical trials of ALX2004, as well as for working capital and other general corporate purposes. This may include additional preclinical research, clinical development, hiring additional personnel, capital expenditures, the potential acquisition of businesses or assets and the costs of operating as a public company, as well as for working capital and other general corporate purposes. Advancing the development of evorpacept and our other programs will require a significant amount of capital. Our current cash, cash equivalents and investments on hand, may not be sufficient to fund all of the actions that are necessary to complete the development of evorpacept or our other programs.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022 and most recently amended in December 2023, we do not have any committed external source of funds. Under the Loan Agreement, $25.0 million is available for us to draw down at the Lenders’ sole discretion as of June 30, 2025. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect one’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million. Under the Loan Agreement, $25.0 million is available for us to draw at the Lenders’ sole discretion as of June 30, 2025. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, evorpacept, in our ongoing clinical trials, and the initiation and advancement of clinical trials of ALX2004. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as gastric/gastroesophageal junction, or GEJ, carcinoma, breast cancer, NHL, multiple myeloma, or colorectal cancer. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept, we may not be able to continue our operations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy/potency of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. For example, in April 2025, we announced that topline data from our Phase 2 ASPEN-03 and ASPEN-04 clinical trials did not meet the primary endpoints, and we will no longer pursue evorpacept in combination with pembrolizumab in head and neck squamous cell carcinoma (HNSCC). The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain approval of their drugs.

Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in future clinical trials or registrational clinical trials because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety, purity and efficacy and potency to the satisfaction of the FDA or comparable international regulatory authorities, despite having progressed through preclinical studies or initial clinical trials. In addition, the FDA or any comparable international regulatory authorities may conclude that the results from our clinical trials are insufficient to support any accelerated approval that we may seek with respect to evorpacept or any of our future product candidates in general or with respect to any specific indications. Product candidates that have shown promising results in early clinical trials may still suffer significant setbacks in subsequent clinical trials or registration clinical trials. For example, a number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Additionally, in March 2023, the FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for providing a more robust efficacy and safety assessment, among other recommendations. To the extent the FDA requires us to collect additional data or to conduct additional clinical trials in accordance with the new guidance, including with respect to our single-arm ASPEN-Breast study in HER2-positive breast cancer, our clinical timelines may be delayed.

Clinical trials of our product candidates are expensive, time consuming and difficult to design and implement and may fail to demonstrate adequate safety, purity and efficacy and potency of our product candidates or provide the basis for marketing approval.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct preclinical development and then extensive clinical trials (including initiation of any pediatric study) to demonstrate their safety, purity and efficacy and potency. Clinical trials are expensive and difficult to design and implement. Clinical trials can take many years to complete, and their ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. For example, in April 2025, we announced that topline data from our Phase 2 ASPEN-03 and ASPEN-04 clinical trials did not meet the primary endpoints, and we will no longer pursue evorpacept in combination with pembrolizumab in HNSCC. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe, pure and effective or potent for use in a diverse patient population before we can seek regulatory approvals for their commercial sale. Our clinical trials may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional and expansive preclinical or clinical testing.

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
▪
any development and approval of FDA required companion diagnostics necessary for use with our product candidates; and
▪
regulators revising the requirements for approving our product candidates.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials such as our topline Phase 2 ASPEN-06 clinical trial results of evorpacept for the treatment of advanced HER2-Positive gastric cancer announced in July 2024, the updated data from a December 2024 data cutoff announced in January 2025, and the updated data from a May 2025 data cutoff announced in August 2025, our topline Phase 2 ASPEN-03 and ASPEN-04 clinical trial results of evorpacept for the treatment of HNSCC announced in April 2025, as well as the CD47 biomarker analysis that we released in August 2025. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Further, interim, topline and preliminary data include certain assumptions, estimations, calculations and conclusions as part of our analyses of data available at that time, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. Some may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the current U.S. presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA or the United Kingdom or Switzerland. The collection and use of personal information (which includes health data) in the EEA is governed, in part, by the provisions of the General Data Protection Regulation (EU) 2016/679, or the GDPR, or its UK equivalent, the UK General Data Protection Regulation, or, together with the UK’s Data Protection Act 2018, the UK GDPR, or the new Swiss Federal Act on Data Protection, or FADP. These regulations impose requirements relating to having a legal basis for processing personal information and transferring such information outside of the EEA, the United Kingdom and Switzerland, respectively, as applicable, including to the United States, informing concerned individuals about the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal information to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping.

Any actual or alleged failure to comply with the GDPR, UK GDPR, FADP, or other data protection laws may result in regulatory inquiries and other proceedings, substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom is expected to change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal in 2025 and it may be modified or revoked in the interim. The United Kingdom made targeted amendments to the UK GDPR in the UK Data (Use and Access) Act 2025, which was enacted on June 19, 2025. These amendments may impact the European Commission’s adequacy decision with respect to the UK’s data protection regime. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. The data transfers enforcement landscape and the longer-term stability of the EU-U.S. DPF and related programs remain uncertain, which could require us to modify our policies and practices and increase our compliance costs.

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

We may, therefore, incur liabilities, expenses, costs, and other operational losses under the GDPR, the UK GDPR, the FADP, and applicable laws and regulations of European Union member states in connection with any measures we take to comply with them.

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

Additionally, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modified and augmented the CCPA significantly, effective as of January 1, 2023, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Numerous other states have proposed, and in certain cases enacted similar laws, including comprehensive privacy laws similar to the CCPA enacted in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Other states have proposed, and in certain cases enacted, legislation addressing privacy and cybersecurity in the context of specific subject matter such as biometrics and health-related personal information. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy, data security, and the collection, use, transfer, and other processing of data may increase our compliance costs and potential liability. Laws and regulations relating to these matters are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable laws and regulations relating to these matters is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms to address new and changing obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

As of June 30, 2025, we had 49 employees, including 34 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on July 4, 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act, or OBBB Act. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is Q3 of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the OBBB Act, but we do not expect a material impact on our financial statements. Additionally, the Organisation for Economic Co-operation and Development has proposed implementing a global minimum tax of 15%, or Pillar Two, which has been implemented into the domestic laws of European Union member countries and is being considered for implementation by other countries. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. We continue to assess the effect of the Pillar Two rules in all jurisdictions and do not currently expect Pillar Two to have a material impact on our financial position. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our 2025 Shelf Registration Statement provides for aggregate offerings of up to $364.1 million of the Company’s securities inclusive of up to $119.1 million of shares of our common stock through the at-the-market (ATM) offering. As of June 30, 2025, we sold an aggregate of 2,404,855 shares of common stock under our ATM offering. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of June 30, 2025, no shares underlying the pre-funded warrants had been exercised. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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

On October 10, 2023, we completed the October 2023 Offering for the sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of June 30, 2025, no shares underlying the pre-funded warrants had been exercised. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our 2025 Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

While we were a large-accelerated filer for fiscal year 2022, we have been a “non-accelerated filer” since fiscal year 2023 and we anticipate we will continue to be one throughout fiscal year 2026. This status could make our common stock less attractive to investors.

Each year, we re-evaluate our SEC filing status. Accordingly, we are a non-accelerated filer, and due to our public float as of June 30, 2025, we anticipate we will be a non-accelerated filer throughout calendar year 2026. This will be re-evaluated each June 30. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If, after our next June 30 re-evaluation, we are no longer a non-accelerated filer, we would be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and adhere to earlier filing dates based on our determined status beginning with our Form 10-K for the fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on this exemption. If some investors find our common stock less attractive as a result of our non-accelerated filer status, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

Our affiliated principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2025, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.3% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Sales of equity securities may be made under our 2025 Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the follow-on public offering. As of June 30, 2025, no shares underlying the pre-funded warrants had been exercised. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Despite our implementation of security measures, any of the computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ or other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. We may be more susceptible to security breaches and other security incidents while a large percentage of our employees continue to work from home for some portion of time because we and our service providers have less capability to monitor and enforce policies for those employees. Also, ongoing geopolitical unrest and related events such as Russia’s war with Ukraine and war and instability in Israel and the surrounding region may subject us and our CROs and other third-party service providers to heightened risks of cyber-attacks and security breaches and incidents, any of which could materially disrupt our drug discovery and development programs or other aspects of our operations.

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

ALX ONCOLOGY HOLDINGS INC.

Date: August 12, 2025	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Harish Shantharam
Harish Shantharam
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2025	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)