Form 10-Q
period 2025-09-30
ALX ONCOLOGY HOLDINGS INC
filed 2025-11-07
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 54,218,001 shares of common stock outstanding, $0.001 par value per share.

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

▪
the impact of macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, duration of the U.S. federal government shutdown, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$23,442	$17,567
Short-term investments	37,184	110,190
Prepaid expenses and other current assets	5,890	6,595
Total current assets	66,516	134,352
Property and equipment, net	1,351	2,905
Long-term investments	5,838	3,524
Other assets	9,018	6,994
Total assets	$82,723	$147,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,583	$4,497
Payable and accrued liabilities due to related party	—	149
Term loan, current	4,348	435
Accrued expenses and other current liabilities	16,791	13,419
Total current liabilities	27,722	18,500
Term loan, non-current	5,764	9,469
Other non-current liabilities	4,437	6,188
Total liabilities	37,923	34,157
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 53,577,566 and 53,052,912 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	54	53
Additional paid-in capital	744,672	734,412
Accumulated other comprehensive income	43	275
Accumulated deficit	(699,969)	(621,122)
Total stockholders’ equity	44,800	113,618
Total liabilities and stockholders’ equity	$82,723	$147,775

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$17,441	$26,471	$59,351	$92,841
General and administrative	5,091	6,096	18,474	19,013
Impairment charge	—	—	3,175	—
Total operating expenses	22,532	32,567	81,000	111,854
Loss from operations	(22,532)	(32,567)	(81,000)	(111,854)
Interest income	802	2,303	3,391	7,488
Interest expense	(408)	(446)	(1,219)	(1,302)
Other income (expense), net	(6)	3	(19)	(19)
Net loss	$(22,144)	$(30,707)	$(78,847)	$(105,687)
Net loss per share, basic and diluted	$(0.41)	$(0.58)	$(1.48)	$(2.05)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	53,577,066	52,693,878	53,452,319	51,544,501

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(22,144)	$(30,707)	$(78,847)	$(105,687)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	7	636	(232)	307
Total comprehensive loss	$(22,137)	$(30,071)	$(79,079)	$(105,380)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	53,052,912	$53	$734,412	$275	$(621,122)	$113,618
Issuance of common stock under equity incentive plans	125,920	—	—	—	—	—
Issuance of common stock through ATM offering, net of commissions	205,313	—	372	—	—	372
Stock-based compensation	—	—	5,216	—	—	5,216
Unrealized loss on available-for-sale investments	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(30,754)	(30,754)
Balance as of March 31, 2025	53,384,145	53	740,000	118	(651,876)	88,295
Issuance of common stock under equity incentive plans	84,099	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	38,533	—	15	—	—	15
Stock-based compensation	—	—	2,136	—	—	2,136
Unrealized loss on available-for-sale investments	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(25,949)	(25,949)
Balance as of June 30, 2025	53,506,777	$54	$742,150	$36	$(677,825)	$64,415
Issuance of common stock under equity incentive plans	70,789	—	1	—	—	1
Stock-based compensation	—	—	2,521	—	—	2,521
Unrealized gain on available-for-sale investments	—	—	—	7	—	7
Net loss	—	—	—	—	(22,144)	(22,144)
Balance as of September 30, 2025	53,577,566	$54	$744,672	$43	$(699,969)	$44,800

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	49,951,989	$50	$675,678	$256	$(486,272)	$189,712
Issuance of common stock under equity incentive plans	113,385	—	237	—	—	237
Issuance of common stock through ATM offering, net of commissions of $0.1 million	211,819	—	3,024	—	—	3,024
Stock-based compensation	—	—	7,031	—	—	7,031
Unrealized loss on available-for-sale investments	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	(35,581)	(35,581)
Balance as of March 31, 2024	50,277,193	50	685,970	28	(521,853)	164,195
Issuance of common stock under equity incentive plans	321,753	—	861	—	—	861
Issuance of common stock under employee stock purchase plan	59,712	—	306	—	—	306
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.8 million	1,794,091	2	26,201	—	—	26,203
Stock-based compensation	—	—	7,252	—	—	7,252
Unrealized loss on available-for-sale investments	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(39,399)	(39,399)
Balance as of June 30, 2024	52,452,749	$52	$720,590	$(73)	$(561,252)	$159,317
Issuance of common stock under equity incentive plans	290,355	1	533	—	—	534
Issuance of common stock through ATM offering, net of commissions and offering costs	—	—	75	—	—	75
Stock-based compensation	—	—	6,952	—	—	6,952
Unrealized gain on available-for-sale investments	—	—	—	636	—	636
Net loss	—	—	—	—	(30,707)	(30,707)
Balance as of September 30, 2024	52,743,104	$53	$728,150	$563	$(591,959)	$136,807

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net loss	$(78,847)	$(105,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,873	21,235
Depreciation and amortization	555	658
Non-cash lease costs	1,333	1,312
Net accretion of discounts on investments	(1,056)	(3,920)
Accretion of term loan discount and issuance costs	208	196
Impairment charge	3,175	—
Loss on disposal of fixed asset	—	10
Changes in operating assets and liabilities
Prepaid expenses and other current assets	705	(1,418)
Other assets	(5,693)	2,170
Accounts payable	2,090	(637)
Payable and accrued liabilities due to related party	(149)	(480)
Accrued expenses and other current liabilities	4,150	(1,730)
Other non-current liabilities	(1,506)	(1,575)
Net cash used in operating activities	(65,162)	(89,866)
Investing activities
Purchase of investments	(45,619)	(102,962)
Maturities of investments	117,135	156,422
Purchase of property and equipment	(163)	(387)
Net cash provided by investing activities	71,353	53,073
Financing activities
Proceeds from ATM offering, net of commissions	372	29,302
Proceeds from exercise of stock options under equity incentive plan	1	1,632
Proceeds from issuance of common stock under employee stock purchase plan	15	306
Principal payments on finance leases	(704)	(751)
Net cash (used in) provided by financing activities	(316)	30,489
Net increase (decrease) in cash, cash equivalents and restricted cash	5,875	(6,304)
Cash, cash equivalents and restricted cash at beginning of year	17,633	22,472
Cash, cash equivalents and restricted cash at end of period	$23,508	$16,168

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$1,011	$1,211
Right-of-use asset (modified) acquired under finance leases	$(182)	$1,309

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$23,442	$16,102
Restricted cash (included in other assets)	66	66
Total cash, cash equivalents and restricted cash	$23,508	$16,168

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

As of September 30, 2025, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

Management expects to incur additional losses in the future to conduct product candidate research and development and to conduct pre-commercialization activities and recognizes that the Company will be required to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the sale of additional equity, debt financings and/or strategic alliances with third parties. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional financing, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. The Company believes that the existing capital resources will be sufficient to fund the projected operating requirements for at least the next twelve months after the date the condensed consolidated financial statements are issued.

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

The condensed consolidated balance sheet as of September 30, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

The CODM reviews cash, cash equivalents and investments as a measure of segment assets. As of September 30, 2025 and December 31, 2024, the Company’s cash, cash equivalents and investments were $66.5 million and $131.3 million, respectively.

The following table presents the significant segment expenses for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expenses:
Clinical and development costs	$9,911	$12,463	$32,282	$50,370
Preclinical costs	183	2,037	2,039	5,190
Personnel and related costs	2,710	5,865	13,855	17,438
Stock-based compensation expense	1,104	4,648	4,949	14,556
Other research costs	3,533	1,458	6,226	5,287
Total research and development expenses	17,441	26,471	59,351	92,841
General and administrative expenses:
Personnel and related costs	1,678	1,644	6,379	5,061
Stock-based compensation expense	1,417	2,304	4,924	6,679
Other general and administrative costs	1,996	2,148	7,171	7,273
Total general and administrative expenses	5,091	6,096	18,474	19,013
Impairment charge:
Impairment of long-lived assets	—	—	3,175	—
Total impairment charge	—	—	3,175	—
Loss from operations	(22,532)	(32,567)	(81,000)	(111,854)
Interest income	802	2,303	3,391	7,488
Interest expense	(408)	(446)	(1,219)	(1,302)
Other income (expense), net	(6)	3	(19)	(19)
Net loss	$(22,144)	$(30,707)	$(78,847)	$(105,687)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures.

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$19,986	$—	$—	$19,986
U.S. government agency securities	Level 2	1,986	—	—	1,986
Short-term investments
U.S. Treasury securities	Level 1	12,906	10	—	12,916
Corporate debt securities	Level 2	20,282	30	—	20,312
Commercial paper	Level 2	3,954	2	—	3,956
Long-term investments
Corporate debt securities	Level 2	5,837	2	(1)	5,838
Total		$64,951	$44	$(1)	$64,994

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,468	$—	$—	$15,468
Short-term investments
U.S. Treasury securities	Level 1	52,167	148	—	52,315
U.S. government agency securities	Level 2	3,101	6	—	3,107
Corporate debt securities	Level 2	52,657	122	—	52,779
Commercial paper	Level 2	1,988	1	—	1,989
Long-term investments
Corporate debt securities	Level 2	3,526	1	(3)	3,524
Total		$128,907	$278	$(3)	$129,182

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Cash equivalents	$21,972	$15,468
Short-term investments	37,184	110,190
Long-term investments	5,838	3,524
Total	$64,994	$129,182

Cash and cash equivalents in the above table excludes bank account cash of $1.5 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Maturing in one year or less	$59,156	$125,658
Maturing after one year through five years	5,838	3,524
Total	$64,994	$129,182

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months and nine months ended September 30, 2025 and 2024 and there were no financial instruments classified as Level 3 as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, accrued interest receivable related to the Company’s investments of $0.4 million and $0.9 million was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of September 30, 2025, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of September 30, 2025 and 2024, no allowance for credit losses for the Company’s investments was recorded. As of September 30, 2025 and December 31, 2024, no securities were in a continuous net unrealized loss position for more than 12 months. As of September 30, 2025 and 2024, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid clinical expenses	$3,834	$3,757
Prepaid expenses	892	1,343
Prepaid insurance	766	576
Interest and investment receivables	398	892
Other current assets	—	27
Total prepaid expenses and other current assets	$5,890	$6,595

Property and Equipment, Net

The following table presents the components of property and equipment, net as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$1,844	$1,835
Leasehold improvements	709	2,509
Computer hardware and software	461	473
Furniture and fixtures	165	165
Property and equipment, gross	3,179	4,982
Less: accumulated depreciation	(1,828)	(2,077)
Property and equipment, net	$1,351	$2,905

Depreciation was $0.2 million for the three months ended September 30, 2025 and 2024 and $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Other Assets

The following table presents the components of other assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Long-term prepaid clinical expenses	$5,603	$—
Finance lease right-of-use assets	1,752	2,704
Operating lease right-of-use assets	1,306	4,023
Other assets	220	200
Long-term prepaid contract manufacturing costs	137	67
Total other assets	$9,018	$6,994

Impairment of Long-Lived Assets

The Company has determined it operates in a single operating segment and has one reportable segment. The Company reviews for indicators of impairment on a quarterly basis, including changes in how its property is being used.

In May 2025, the Company made a decision to sublease its leased property in Palo Alto. The Company is actively marketing the leased building for sublease. In connection with the preparation of these condensed consolidated financial statements, the Company determined that the change in how this building is being used could indicate impairment. The Company identified this to-be-sublet property as a separate asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The lower fair value of this asset group was mainly due to the lower estimated sublease income compared to the lease payments in accordance with the initial operating lease agreement and higher discount rate. The Company applied a discounted cash flow method to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.5 million was lower than its net book value of $4.7 million. The Company recognized a pre-tax long-lived asset impairment charge of $3.2 million on the right-of-use asset and leasehold improvements. For the three months and nine months ended September 30, 2025, the Company has recognized impairment of zero and $3.2 million, respectively, on the right-of-use asset and leasehold improvements.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accrued clinical and nonclinical study costs	$10,184	$3,858
Accrued compensation and related expenses	2,787	5,306
Other current liabilities	2,457	2,573
Accrued contract manufacturing	1,161	1,479
Accrued property and equipment	202	203
Total accrued expenses and other current liabilities	$16,791	$13,419

(6) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of September 30, 2025, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of September 30, 2025 (in thousands, except lease term and discount rate):

	September 30, 2025
	Operating Leases	Finance Leases
2025	$329	$264
2026	1,187	1,056
2027	912	616
2028	939	—
2029	967	—
Thereafter	163	—
Total lease payments	4,497	1,936
Less: imputed interest	(789)	(149)
Total lease liabilities	$3,708	$1,787

Lease liabilities: current (i)	$990	$940
Lease liabilities: non-current (ii)	2,718	847
Total lease liabilities	$3,708	$1,787

Weighted average remaining lease term (in years)	4.0	1.8
Weighted average discount rate	9.3%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$234	$311	$812	$933
Variable lease cost and other, net (i)	134	131	381	429
Short-term lease cost	—	3	—	14
Finance lease cost:
Amortization of right-of-use assets	247	254	770	700
Interest	49	63	154	160
Total lease costs	$664	$762	$2,117	$2,236

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$976	$948
Operating cash flows from finance leases	$160	$169
Financing cash flows from finance leases	$704	$751
Right-of-use asset (modified) acquired under leases
Finance leases	$(182)	$1,309

(7) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, as amended, the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million. Under the original terms of the Loan Agreement, the Company had the right to draw an additional $40.0 million through the end of December 2023. In December 2023, the original terms of the Loan Agreement were amended to extend the draw deadline to June 2024. The original terms of the Loan Agreement provided for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The Company decided not to draw down on any portion of the $40.0 million available under the Loan Agreement by the deadline of June 30, 2024 and did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available as of September 30, 2025.

The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

During the three months ended September 30, 2025 and 2024, interest expense incurred in connection with the Loan Agreement was $0.3 million and $0.3 million, respectively. During the nine months ended September 30, 2025 and 2024, interest expense incurred in connection with the Loan Agreement was $1.0 million and $0.9 million, respectively.

As of September 30, 2025, the Company was in compliance with all financial reporting covenants under the Loan Agreement.

As of September 30, 2025, the future maturities under the Loan Agreement are as follows (in thousands):

September 30, 2025
2025	$435
2026	5,217
2027	4,948
2028	—
2029	—
Total future maturities	10,600
Less: current portion of term loan	(4,348)
Total term loan, net of current portion	6,252
Less: unamortized debt issuance costs	(384)
Less: unaccreted final payment costs	(104)
Term loan, non-current, net	$5,764

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of September 30, 2025 and December 31, 2024, the Company had 53,577,566 and 53,052,912 shares of common stock outstanding, respectively, and no shares of undesignated preferred stock outstanding, respectively.

Common stock reserved for future issuance as of September 30, 2025 consists of the following:

September 30, 2025
Stock options issued and outstanding	11,647,294
RSUs issued and outstanding	266,529
PSUs issued and outstanding	60,750
Stock options authorized for future issuance	3,794,298
Employee Stock Purchase Plan shares authorized for future issuance	1,466,247
Pre-funded warrants issued and outstanding	1,250,000
Total	18,485,118

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of September 30, 2025, the Company had issued approximately 2,404,855 shares of common stock pursuant to the Sales Agreement for net proceeds of $30.0 million. The Company may terminate this ATM program at any time, pursuant to its terms.

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

As of September 30, 2025 and December 31, 2024, respectively, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see Note 11 “Net Loss Per Share”).

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

The Company determined that the performance conditions for one tranche of PSUs was achieved by the March 31, 2025 deadline. As a result, compensation expense of a nominal amount and $0.8 million has been recognized related to this tranche of PSUs as of and for the three months and nine months ended September 30, 2025, respectively. The performance conditions for the other tranche of PSUs was not achieved as of March 31, 2025, and therefore, these awards were forfeited. As of September 30, 2025, there were 60,750 PSUs outstanding and unvested.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$1,104	$4,648	$4,949	$14,556
General and administrative	1,417	2,304	4,924	6,679
Total	$2,521	$6,952	$9,873	$21,235

(10) RELATED-PARTY TRANSACTIONS

The Company has several related-party agreements with Tallac Therapeutics, Inc., or Tallac. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025. During the three months and nine months ended September 30, 2025, there were no material changes to these agreements.

Tallac Service Agreement

During the three months and nine months ended September 30, 2024, the Company recorded a nominal amount as research and development, or R&D, costs in relation to the research and development services agreement with Tallac, or the Tallac Services Agreement. Per contractual terms, the Tallac Services Agreement terminated on July 1, 2024.

Tallac Collaboration Agreement

During the three months ended September 30, 2025 and 2024, the Company recorded zero and $0.1 million, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement. During the nine months ended September 30, 2025 and 2024, the Company recorded $0.1 million and $0.7 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

As of September 30, 2025 and December 31, 2024, the Company had accrued expenses of zero and $0.1 million, respectively, related to the Tallac Collaboration Agreement, which was presented within the payable and accrued liabilities due to related party on the condensed consolidated balance sheets.

(11) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(22,144)	$(30,707)	$(78,847)	$(105,687)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,577,066	52,693,878	53,452,319	51,544,501
Net loss per share, basic and diluted	$(0.41)	$(0.58)	$(1.48)	$(2.05)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months and nine months ended September 30, 2025 and 2024 because including them would have been anti-dilutive:

	Three Months and Nine Months Ended
	September 30,
	2025	2024
Stock options issued and outstanding	11,647,294	10,089,807
RSUs issued and outstanding	266,529	1,026,238
PSUs issued and outstanding	60,750	357,500
Employee Stock Purchase Plan estimated shares issuable	5,930	17,520
Total	11,980,503	11,491,065

(12) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2025.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of September 30, 2025, the Company had no pending or threatened litigation.

License Agreements

In 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc., or ScalmiBio. The details of this agreement including the ongoing milestone and royalty payments to the former stockholders of ScalmiBio are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025. During the three months and nine months ended September 30, 2025, there were no material changes to this agreement.

During the three months ended September 30, 2025 and 2024, the Company recorded costs of $2.5 million and zero, respectively, for payments relating to milestone achievements to the former stockholders of ScalmiBio. During the nine months ended September 30, 2025 and 2024, the Company recorded costs of $2.5 million and $1.0 million, respectively, for payments relating to milestone achievements to the former stockholders of ScalmiBio.

Other Contractual Obligations and Other Commitments

The Company has other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of September 30, 2025 (in thousands):

	September 30, 2025
	Total	2025 (remaining three months)	2026-2027	2028-2029	Thereafter
Manufacturing and service contracts	$2,097	$1,000	$1,097	$—	$—
Total	$2,097	$1,000	$1,097	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $0.5 million. In addition, the Company has commitments with five other pharmaceutical contract manufacturers and suppliers, including certain future purchase obligations of approximately $1.6 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(13) SUBSEQUENT EVENTS

In preparing the consolidated financial statements as of September 30, 2025, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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

Overview

We are a clinical-stage biotechnology company advancing a pipeline of novel therapies designed to treat cancer and extend patients’ lives. Our clinical pipeline includes two clinical-stage product candidates, the CD47 blocker evorpacept and an epidermal growth factor receptor (EGFR)-targeted antibody drug candidate (ADC) ALX2004. Our lead product, evorpacept, has demonstrated potential to serve as a cornerstone therapy upon which the future of immuno-oncology can be built. Evorpacept is currently being evaluated in combination with trastuzumab and chemotherapy in patients with metastatic HER2-positive breast cancer in the Phase 2 ASPEN-Breast clinical trial and is also being studied in clinical trials with other targeted anti-cancer antibodies. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. Our second pipeline candidate, ALX2004, is a novel EGFR-targeted antibody-drug conjugate with a differentiated mechanism of action entered into a Phase 1 clinical trial in August 2025.

Evorpacept is a next-generation CD47 blocking therapeutic that we believe has significantly enhanced properties compared to competing CD47 blocking approaches. Evorpacept is a fusion protein that combines a high-affinity CD47 binding domain with a proprietary inactivated Fc domain. The CD47 binding domain of evorpacept is an affinity enhanced extracellular domain of SIRPα, a protein found on myeloid cells such as macrophages, that is the natural receptor to CD47. We have engineered the Fc domain of evorpacept so that it does not provide a pro-phagocytic signal while still maintaining an antibody-like half-life for the molecule. We believe our inactive Fc approach improves tolerability when compared to other CD47 blocking approaches that have an Fc domain that engages activating receptors on macrophages, causing phagocytosis and death of healthy cells in addition to cancer cells.

Evorpacept’s design has several additional advantages that we believe will make it broadly applicable to treating a number of oncology indications. Due to the inactive Fc, evorpacept is specifically designed for use in combination with other anti-cancer agents that provide a positive immune-stimulating signal. We believe evorpacept has a favorable tolerability profile that may enable higher dosing levels, increased tumor penetration, and greater combination potential with other leading anti-cancer agents.

We are focused on evorpacept development with the standard-of-care agents that provide a stimulatory signal to the innate immune system. We are combining evorpacept with anti-cancer targeted antibodies with an active Fc domain, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells.

Data from the randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) (Evo-TRP), versus trastuzumab, ramucirumab, and paclitaxel (TRP) in second line or later human epidermal growth factor receptor 2 (HER2)-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. The full data set was previously presented. Results from a pre-planned exploratory analysis will be presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting:

▪
In a pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer, CD47 overexpression was identified as a key predictive biomarker for response and durable benefit in patients with retained HER2 expression. Retained HER2 expression is defined as patients who are HER-2 positive on a tumor biopsy after receiving a HER2-targeted treatment or by HER2 amplification by circulating tumor DNA (ctDNA). The data will be highlighted as part of a poster presentation at the SITC Annual Meeting on November 8th.
o
In patients with retained HER2-positive and CD47-high gastric cancer (n=43), Evo-TRP had a 65.0% objective response rate (ORR) versus 26.1% ORR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer (n=47), Evo-TRP had a 37.5% ORR compared to 26.1% ORR for TRP.
o
The duration of response (DOR) was three times longer in the Evo-TRP arm relative to TRP in these patients. Evo-TRP had a median DOR (mDOR) of 25.5 months versus 8.4 months mDOR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer, had an mDOR of 11.2 months for Evo-TRP compared to 12 months for TRP. Progression free survival (PFS) and overall survival (OS) data were evaluated in these patients. Treatment with Evo-TRP resulted in a PFS of 18.4 months versus 7.0 months for TRP, hazard ratio (HR) of 0.39. Treatment with Evo-TRP resulted in an OS of 17 months versus 9.9 months for TRP, HR of 0.63.

Evorpacept has been combined in clinical trials with multiple anti-cancer antibodies in addition to trastuzumab. Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL) and the recent clinical data of our investigator-sponsored trial (IST) collaborator from the ongoing Phase 1/2 IST of evorpacept in combination with rituximab and lenalidomide patients with relapsed refractory B-cell NHL (R/R B-NHL) provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

Our second product candidate is ALX2004, a novel EGFR-targeted ADC. ALX2004 was created from our proprietary linker-payload platform and fully designed and developed in-house by our scientists. ALX2004 comprises a matuzumab-derived affinity-selected EGFR antibody backbone engineered for optimal activity as an antibody drug conjugate (ADC), a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability. EGFR is clinically validated as a therapeutic target with several U.S. Food and Drug Administration (FDA)-approved targeted antibodies and small molecules. However, there are currently no approved EGFR-targeted ADCs and early-generation attempts to develop EGFR-targeted ADCs were limited by drug design, on-target off-tumor toxicities and toxicity of older generation payloads.

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

o
In January 2025, we presented updated results from the ASPEN-06 Phase 2 clinical trial in an oral presentation at the 2025 American Society of Clinical Oncology Gastrointestinal Cancers Symposium. A confirmed ORR of 41.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm in the intent-to-treat patient population. In patients with confirmed HER2-positive expression as determined by either fresh biopsy or ctDNA HER2-positivity (n=96), the addition of evorpacept to TRP resulted in a 48.9% ORR, an mDOR of 15.7 months and median progression free survival (mPFS) of 7.5 months, compared to a 24.5% ORR, an mDOR of 9.1 months and mPFS of 6.7 months in the TRP control group, with a PFS HR of 0.64.
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
o
In November 2025, we will present a pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer in which CD47 overexpression was identified as a key predictive biomarker for response and durable benefit in patients with retained HER2 expression.
•
In patients with retained HER2-positive and CD47-high gastric cancer (n=43), Evo-TRP had a 65.0% ORR versus 26.1% ORR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer (n=47), Evo-TRP had a 37.5% ORR compared to 26.1% ORR for TRP.
•
The DOR was three times longer in the Evo-TRP arm relative to TRP in these patients. Evo-TRP had an mDOR of 25.5 months versus 8.4 months mDOR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer, had an mDOR of 11.2 months for Evo-TRP compared to 12 months for TRP. PFS and OS data were evaluated in these patients. Treatment with Evo-TRP resulted in a PFS of 18.4 months versus 7.0 months for TRP, HR of 0.39. Treatment with Evo-TRP resulted in an OS of 17 months versus 9.9 months for TRP, HR of 0.63.

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

o
In December 2024, Phase 1b/2 data were presented in a poster presentation at the 2024 San Antonio Breast Cancer Symposium (SABCS). The SABCS poster presentation data-cut reported on efficacy findings from all three of the part-two trial cohorts: Cohort 1 (n=21) consisted of patients with HER2-positive breast cancer who had received prior ENHERTU and also a median of six prior systemic therapies in the metastatic setting. Patients were enrolled based on local assessment of tumor samples or central assessment. Of the 21 patients enrolled in Cohort 1, nine were found to be HER2-positive based on central assessment. Cohort 2 (n=15) consisted of patients with HER2-low breast cancer who had received a median of five prior systemic therapies. Cohort 3 (n=8) consisted of patients with other HER2-expressing cancers. Patients in Cohort 1 who were HER2-positive by central assessment (n=9) showed the greatest anti-tumor activity with a confirmed ORR of 55.6% and an mPFS of 7.4 months. Overall, patients in Cohort 1 (n=21) had a confirmed ORR and mPFS of 33.3% and 3.6 months, respectively. Patients in Cohort 2 had a confirmed ORR and mPFS of 20.0% and 1.9 months, respectively. As of the August 2024 data cutoff, median follow-up was 9.6 months, with six patients still on treatment. The mDOR was not reached for Cohort 1 patients (range: 3.6-25.9 months) and was 5.5 months for Cohort 2 patients (range: 3.6-11.0 months), with responses ongoing, including the longest observed response, in each cohort. The combination therapy was well tolerated with a manageable safety profile that was consistent with prior experience of each agent.
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
o
In April 2024, MD Anderson Cancer Center reported clinical data from the ongoing Phase 1/2 IST of evorpacept in combination with R2 in patients with R/R B-NHL. The new data were presented in an oral presentation at the 2024 American Association for Cancer Research (AACR) Annual Meeting. The Phase 1 part of the clinical trial enrolled a total of 20 patients with indolent (n=18) and aggressive (n=2) R/R B-NHL where all patients had received prior rituximab and 72% had received prior chemoimmunotherapy. Patients received evorpacept 30 mg/kg every two weeks (Q2W) (n=3) or 60 mg/kg every four weeks (Q4W) (n=17) in combination with standard R2 treatment. The regimen was well tolerated, and there were no dose-limiting toxicities. Patients with indolent R/R B-NHL (n=18) had a best ORR of 94% and a complete response rate of 83%. The mDOR was not reached.
o
In April 2025, final data for the Phase 1 portion of the MD Anderson Cancer Center IST was presented at the 2025 AACR Annual Meeting. In the total population (n=20), after a median follow-up of 28 months (95% CI, 18-28 months) the two-year PFS rate was 69% and two-year OS rate was 84%. The Phase 2 portion of the clinical trial in patients with previously untreated indolent NHL is ongoing and has completed enrollment.

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
o
In August 2025, we announced that Sanofi began the dose optimization portion of the study.

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

ALX2004

▪
ALX2004 is a novel EGFR-targeted ADC that was created from our proprietary linker-payload platform and fully designed and developed in-house by our scientists. ALX2004 comprises a matuzumab-derived affinity-selected EGFR antibody backbone engineered for optimal activity as an ADC, a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability.
▪
In March 2025, we filed an IND application for our first ADC program, ALX2004 and in April 2025, the FDA cleared the IND to evaluate ALX2004 in a Phase 1 clinical trial for patients with epidermal growth factor receptor expressing solid tumors.
▪
In August 2025, we announced the dosing of the first patient in the first-in-human, open-label multi-center Phase 1 clinical trial of ALX2004 for the treatment of advanced or metastatic select EGFR-expressing solid tumors.

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

From inception through September 30, 2025, we have raised an aggregate of $643.5 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our follow-on offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement (as defined below), $58.9 million were net proceeds from our follow-on offering in October 2023, and $30.0 million were net proceeds from our at-the-market (ATM) offering. For more information on the funding of our operations since inception, see section titled “—Liquidity and Capital Resources; Plan of Operations—Funding Requirements” included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred net losses in each year since inception. Our net losses were $22.1 million and $30.7 million for the three months ended September 30, 2025 and 2024, respectively, and $78.8 million and $105.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $700.0 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Nasdaq Minimum Bid Price Compliance

On April 23, 2025, we received a written notice (Notice), from the Listing Qualifications Staff (Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that we had not been in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market, subject to our compliance with the other listing requirements of Nasdaq. In September 2025, we received written confirmation from the Staff of Nasdaq that we had regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market, as the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days.

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

Our research and development expenses consist primarily of costs associated with the development of our lead product candidate, evorpacept, and the initiation and advancement of clinical trials of ALX2004, and include external costs, such as fees paid to consultants, central laboratories, contractors, collaborators, CMOs and CROs in connection with our preclinical and clinical development activities.

Almost all of our research and development expenses to date have been related to the clinical development of our lead product candidate, evorpacept, and the initiation and advancement of clinical trials of ALX2004. We expect to incur significant research and development expenses in the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

We anticipate that our general and administrative expenses will decrease as a result of the completed reduction in workforce. Other factors that may affect general administrative expenses include inflationary pressures, higher costs of consulting, legal, tax and regulatory-related services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission (SEC) requirements, audit and investor relations costs, director and officer insurance premiums and other costs associated with being a public company.

Impairment Charge

Impairment charge consists of impairment of long-lived assets.

Interest Income

Our interest income consists primarily of interest income on cash, cash equivalents and investments.

Interest Expense

Our interest expense consists primarily of interest expense on the term loan, amortization of deferred debt issuance costs, and interest related to finance leases.

Other Income (Expense), Net

Our other income (expense), net consists primarily of realized foreign currency transaction gains and losses.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Operating expenses:
Research and development	$17,441	$26,471	$(9,030)	-34%	$59,351	$92,841	$(33,490)	-36%
General and administrative	5,091	6,096	(1,005)	-16%	18,474	19,013	(539)	-3%
Impairment charge	—	—	—	0%	3,175	—	3,175	100%
Total operating expenses	22,532	32,567	(10,035)	-31%	81,000	111,854	(30,854)	-28%
Loss from operations	(22,532)	(32,567)	10,035	-31%	(81,000)	(111,854)	30,854	-28%
Interest income	802	2,303	(1,501)	-65%	3,391	7,488	(4,097)	-55%
Interest expense	(408)	(446)	38	-9%	(1,219)	(1,302)	83	-6%
Other income (expense), net	(6)	3	(9)	-300%	(19)	(19)	—	0%
Net loss	$(22,144)	$(30,707)	$8,563	-28%	$(78,847)	$(105,687)	$26,840	-25%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Clinical and development costs	$9,911	$12,463	$(2,552)	-20%	$32,282	$50,370	$(18,088)	-36%
Preclinical costs	183	2,037	(1,854)	-91%	2,039	5,190	(3,151)	-61%
Personnel and related costs	2,710	5,865	(3,155)	-54%	13,855	17,438	(3,583)	-21%
Stock-based compensation expense	1,104	4,648	(3,544)	-76%	4,949	14,556	(9,607)	-66%
Other research costs	3,533	1,458	2,075	142%	6,226	5,287	939	18%
Total research and development expenses	$17,441	$26,471	$(9,030)	-34%	$59,351	$92,841	$(33,490)	-36%

R&D expenses decreased by $9.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease of $2.6 million in clinical and development costs primarily due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept, a decrease of $3.5 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange, a decrease of $3.2 million in personnel and related costs primarily driven by the reduction in workforce in Q1 2025, and a decrease of $1.9 million in preclinical costs due to pipeline prioritization strategy. These decreases were offset by an increase of $2.1 million in other research costs due to a $2.5 million development milestone met related to ScalmiBio.

R&D expenses decreased by $33.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease of $18.1 million in clinical and development costs primarily due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our lead product candidate, evorpacept, a decrease of $9.6 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange, a decrease of $3.2 million in preclinical costs due to pipeline prioritization strategy, and a decrease of $3.6 million in personnel and related costs primarily driven by the reduction in workforce in Q1 2025. These decreases were offset by an increase of $0.9 million in other research costs due to an increase of $1.5 million in development milestone met related to ScalmiBio compared to the prior period offset by decreases in facility and IT costs allocated to R&D from a decrease in headcount as a result of the reduction in workforce.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel and related costs	$1,678	$1,644	$34	2%	$6,379	$5,061	$1,318	26%
Stock-based compensation expense	1,417	2,304	(887)	-38%	4,924	6,679	(1,755)	-26%
Other general and administrative costs	1,996	2,148	(152)	-7%	7,171	7,273	(102)	-1%
Total general and administrative expenses	$5,091	$6,096	$(1,005)	-16%	$18,474	$19,013	$(539)	-3%

G&A expenses decreased by $1.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease of $0.9 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange and a decrease of $0.2 million in other G&A costs from legal consulting costs.

G&A expenses decreased by $0.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease of $1.8 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange and a decrease of $0.1 million in other G&A costs from legal consulting costs. This was offset by an increase of $1.3 million in personnel and related costs primarily driven by severance costs from the reduction in workforce.

Impairment Charge

Impairment charge increased by zero and $3.2 million for the three months and nine months ended September 30, 2025. In May 2025, we made a decision to sublease our leased property in Palo Alto and are actively marketing the leased property for sublease. We recorded long-lived asset impairment charge based on the performed impairment analysis.

Interest Income

Interest income decreased by $1.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and by $4.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases were primarily attributable to lower cash and investment balances during 2025 as compared to 2024.

Interest Expense

Interest expense remained flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, as well as for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to similar interest rates during the periods.

Other Income (Expense), Net

Other income (expense), net remained flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, as well as for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of September 30, 2025, we had cash, cash equivalents and investments of $66.5 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2025, we had an accumulated deficit of $700.0 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
our ability to maintain our listing on Nasdaq; and

•
macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, duration of the U.S. federal government shutdown, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

In December 2021, we entered a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as our sales agents in our ATM offering program. In March 2022, we filed a universal shelf registration statement (2022 Shelf Registration Statement) with the SEC, which was declared effective by the SEC on May 31, 2022. In August 2023, we entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent.

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

In October 2023, we completed an underwritten follow-on public offering pursuant to the 2022 Shelf Registration Statement (the October 2023 Offering). In the follow-on public offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of September 30, 2025, no shares underlying the pre-funded warrants had been exercised.

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

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available to us as of September 30, 2025.

On March 6, 2025, we filed a shelf registration statement with the SEC that became effective on April 24, 2025 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement replaced the 2022 Shelf Registration Statement and registered the unsold securities from the 2022 Shelf Registration Statement, including those available under the ATM program. From December 2021 to September 30, 2025, we sold an aggregate of 2,404,855 shares of common stock under our Sales Agreement for net proceeds of $30.0 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

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

Cash Flows

The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(65,162)	$(89,866)
Investing activities	71,353	53,073
Financing activities	(316)	30,489
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,875	$(6,304)

Operating Activities

In the nine months ended September 30, 2025, net cash used in operating activities of $65.2 million was attributable to a net loss of $78.8 million and a change in our net operating assets and liabilities of $0.4 million, offset by non-cash charges of $14.1 million. The change in operating assets and liabilities was primarily due to (i) an increase in accounts payable, payable and accrued liabilities due to related party, and accrued expenses and other current liabilities of $6.1 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $0.7 million, (iii) a decrease in other non-current liabilities of $1.5 million and (iv) an increase in other assets of $5.7 million. Non-cash charges consisted primarily of stock-based compensation expense of $9.9 million, non-cash lease costs of $1.3 million, depreciation and amortization costs of $0.6 million, and impairment charge of $3.2 million offset by net amortization of premiums and accretion of discounts on investments of $1.1 million.

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

Investing Activities

In the nine months ended September 30, 2025, net cash provided by investing activities of $71.4 million was attributable to cash received for maturities of investments of $117.1 million offset by purchases of short-term and long-term investments of $45.6 million and purchases of property and equipment of $0.2 million.

In the nine months ended September 30, 2024, net cash provided by investing activities of $53.1 million was attributable to cash received for maturities of investments of $156.4 million offset by purchases of short-term and long-term investments of $103.0 million and purchases of property and equipment of $0.4 million.

Financing Activities

In the nine months ended September 30, 2025, net cash used in financing activities of $0.3 million was attributable to principal payments on finance leases of $0.7 million offset by proceeds from our ATM offering program of $0.4 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.

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

As of September 30, 2025, we had cash, cash equivalents and investments of $66.5 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of September 30, 2025, we had borrowings of $10.0 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2025. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
Macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, duration of the U.S. federal government shutdown, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic, could adversely impact our business including our ongoing and planned clinical trials and preclinical research;

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $22.1 million and $30.7 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $700.0 million. We have devoted substantially all of our resources and efforts to research and development. Our product candidates, evorpacept and ALX2004, are in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2025, we had cash, cash equivalents and investments of $66.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations into the first quarter of 2027. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022 and most recently amended in December 2023, we do not have any committed external source of funds. Under the Loan Agreement, $25.0 million is available for us to draw down at the Lenders’ sole discretion as of September 30, 2025. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect one’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were incorporated and commenced operations in 2015, have no products approved for commercial sale and have not generated any revenue from product sales, licenses or collaborations. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates and conducting preclinical and clinical trials of our product candidates, including Phase 1 and Phase 2 clinical trials of evorpacept and Phase 1 clinical trials of ALX2004. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenue from any product sales, licenses or collaborations and do not expect to generate any revenue from the sale of product candidates in the foreseeable future. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

▪
successful and timely completion of preclinical and clinical development of our lead product candidate, evorpacept, the initiation and advancement of clinical trials of ALX2004, and our other future product candidates;
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
▪
developing an efficient and scalable manufacturing process for evorpacept, ALX2004 and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties to obtain finished products that are appropriately packaged for sale;

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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million. Under the Loan Agreement, $25.0 million is available for us to draw at the Lenders’ sole discretion as of September 30, 2025. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, evorpacept, or our second product candidate, ALX2004, which are both in clinical development and have not completed a pivotal trial. If we do not obtain regulatory approval for and successfully commercialize evorpacept or ALX2004 in one or more indications, or we experience significant delays in doing so, we may never generate any revenue or become profitable.

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
▪
any development and approval of FDA or other comparable foreign regulatory authorities required companion diagnostics necessary for use with our product candidates; and
▪
regulators revising the requirements for approving our product candidates.

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

If evorpacept, ALX2004 or any of our other product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, in ALX-Oncology-sponsored clinical trials, the most common adverse events of any grade associated with evorpacept (frequency ≥20%) are fatigue, anemia, nausea, diarrhea, constipation, and neutrophil count decrease. These events have been reported across the program in patients administered evorpacept as a single agent, in combination with pembrolizumab, trastuzumab, rituximab, azacitidine, or enfortumab vedotin and as a multiproduct regimen in combination with pembrolizumab, platinum, and 5 FU, or in combination with trastuzumab, ramucirumab, and paclitaxel, or in combination with azacitidine + venetoclax. Such side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any adverse events as a result of evorpacept or any of our future product candidates, including in combination with therapy, may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new product candidates is highly competitive. We face competition with respect to evorpacept and ALX2004, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop immuno-oncology therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. Newly approved therapeutics could change the treatment paradigm or standard of care, which could negatively impact the design of our clinical trials and the prospects of our product candidates.

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approaches, including with respect to the targeting of the CD47 pathway, targeting epidermal growth factor receptor (EGFR) as an antibody-drug conjugate target, and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmuneOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing or have begun development of drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. We are also aware that AstraZeneca, BioNTech, Bristol Myers Squibb with Systimmune, CSPC, and Henlius, among others, are developing or have begun development of antibody drug conjugates targeting EGFR. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are already a variety of available drug therapies marketed for cancer and some of the currently approved drug therapies are branded and subject to patent protection and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if evorpacept, ALX2004 and/or any of our other future product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

Even after approval, our manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our approved products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Regulatory approvals may contain significant limitations related to use restrictions for specific target population subsets, e.g., based on biomarker analyses or age groups, warnings, precautions or contraindications, or may include costly and burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, as a condition for approval of our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk mitigation tools.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a contract supplier, vendor, or facility where the product is manufactured or processed, a regulatory agency may impose restrictions on that product, the manufacturing facility or contractor, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, European Medicines Agency (EMA) and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions or enforcement actions, including:

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

If we are unable to successfully transition preclinical research activities in-house, or identify an alternative provider as needed, our preclinical research efforts and studies may be extended or delayed, and there may be disruptions or delays to our evorpacept development pipeline. While we haven’t experienced any issue with transitioning preclinical research activities in-house, we recently completed the RIF in connection with the Company pipeline prioritization, clinical development and cash preservation strategy, which impacted a number of employees in research and preclinical development. As a result, our evorpacept product candidate research and development efforts may be delayed or harmed, and our costs could increase and our future ability to generate revenues could be delayed.

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
▪
our ability to obtain sufficient third-party coverage or reimbursement by government, insurers or third-party payors, and the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
▪
the likelihood that the FDA or any foreign regulatory authority may impose additional requirements that limit the promotion, advertising, distribution or sales of our product candidates.

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

Further, under the new leadership at the HHS, reorganization of that department, departure of senior leadership at the FDA and other agencies under HHS, mass layoffs at HHS, government shutdown, and a lapse in U.S. government appropriations may impact operations at the FDA as well as other federal agencies, which can materially delay our timelines. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. These new policies are also expected to lead to fewer agency guidance documents that could result in interference with FDA programs or lead to delays or refusals to approve products. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies or regulations implemented under the current presidential administration and the new FDA commissioner or other executive orders. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our interactions, correspondence, and regulatory review processes with the FDA may be delayed.

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

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. On September 30, 2025, the government announced the first agreement with a major pharmaceutical company to bring American drug prices in line with the lowest paid by other developed nations, requiring the company to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the current U.S. presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom may change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal in 2025 and it may be modified or revoked in the interim. The United Kingdom made targeted amendments to the UK GDPR in the UK Data (Use and Access) Act 2025, or DUAA, which was enacted on June 19, 2025. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. The data transfers enforcement landscape and the longer-term stability of the EU-U.S. DPF and related programs remain uncertain, which could require us to modify our policies and practices and increase our compliance costs.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (now abandoned in favor of a divisional application 18/518,353, which has claims that are not related to polypeptides comprising soluble human SIRPα) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα, as well as related applications in other jurisdictions. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was revoked by the Opposition Division of the European Patent Office (Opposition Division) on November 6, 2017. The revocation was appealed by UHN and The Hospital for Sick Children, and on October 18, 2022, the Board of Appeal of the European Patent Office (Board of Appeal) ruled in favor of UHN with respect to the matter on appeal, but remanded the case back to the Opposition Division for consideration of a further ground of invalidity (sufficiency of disclosure). On December 8, 2023, the Opposition Board held that the disclosure in EP 2 429 574 was sufficient and upheld the patent in amended form. On February 15, 2024, the Board of Appeal announced that it had received a notice of appeal with respect to the Opposition Board’s ruling regarding sufficiency of disclosure. The hearing before the Board of Appeal has been scheduled for December 9, 2025. Additionally, on December 27, 2023, a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), was granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. On February 27, 2024, the Opposition Division announced that it had received a notice of opposition with respect to EP 2 995 315. A date for the opposition hearing has been scheduled for November 28, 2025. The patent claims of both EP 2 429 574 and EP 2 995 315, if not revoked or otherwise limited by the European Patent Office, could potentially limit our ability to pursue evorpacept in certain indications in certain geographies in the future. With respect to U.S. patent 10,907,209, we believe that we do not infringe claims listed in this U.S. patent. Further, with respect to the development of our ALX2004 program, many companies have filed, and continue to file, patent applications related to antibody drug conjugates and components thereof that are similar to our approach. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of September 30, 2025, we had 44 employees, including 30 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and life science industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and our scientific, technical, business and medical personnel. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, our inability to find suitable replacements, and the impacts of any executive officer changes, could result in delays in the development of our product candidates and harm our business. Additionally, layoffs or furloughs, including the recently completed RIF, pausing recruiting efforts, or employee attrition could also create delays in the development of our product candidates, yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could all adversely affect our reputation as an employer, making it more difficult for us to hire new employees in the future and harm our business.

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had net operating loss carryforwards of approximately $162.6 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryforwards will begin to expire beginning in 2038. Other limitations may apply under state law. For example, California legislation suspends the use of state net operating losses by taxpayers with net business income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on July 4, 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act, or OBBB Act. In accordance with U.S. GAAP, we account for the tax effects of changes in tax law in the period of enactment which is Q3 of calendar year 2025. We analyzed the tax impact of the OBBB Act and it did not have a material impact on our financial statements. Additionally, the Organisation for Economic Co-operation and Development has proposed implementing a global minimum tax of 15%, or Pillar Two, which has been implemented into the domestic laws of European Union member countries and is being considered for implementation by other countries. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has been reached yet. We continue to assess the effect of the Pillar Two rules in all jurisdictions and do not currently expect Pillar Two to have a material impact on our financial position. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our 2025 Shelf Registration Statement provides for aggregate offerings of up to $364.1 million of the Company’s securities inclusive of up to $119.1 million of shares of our common stock through the at-the-market (ATM) offering. From December 2021 to September 30, 2025, we sold an aggregate of 2,404,855 shares of common stock under our ATM offering. On October 10, 2023, we completed the October 2023 Offering for the issuance and sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of September 30, 2025, no shares underlying the pre-funded warrants had been exercised. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, duration of the U.S. federal government shutdown, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic;
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

For example, if at any time the bid price of our common stock closes below $1.00 per share for more than 30 consecutive business days, we may be subject to delisting from the Nasdaq Global Select Market. On April 23, 2025, we received a notice from Nasdaq notifying us that we have not been in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days from the date of the Notice, or until October 20, 2025, to regain compliance (subject to any additional 180-day compliance period which may be available to us). To regain compliance with Nasdaq’s minimum bid price requirement, the closing price per share of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day compliance period, unless the Staff exercises its discretion to extend this ten-business day period. In September 2025, we received written confirmation from the Staff of Nasdaq that we had regained compliance with the minimum bid price requirement, as the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days. However, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or other Nasdaq listing standards. To the extent that we are unable to maintain compliance with Nasdaq listing standards, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, interest rate changes, uncertainty in the financial services industry, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, duration of the U.S. federal government shutdown, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, war and instability in Israel and the surrounding region, and bank failures or instability in the financial services sector on the global economy.

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

On October 10, 2023, we completed the October 2023 Offering for the sale of an aggregate of 8,663,793 shares of common stock and pre-funded warrants to purchase 1,250,000 shares of common stock at a public offering price of $6.38 per share and $6.379 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering. As of September 30, 2025, no shares underlying the pre-funded warrants had been exercised. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our 2025 Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of September 30, 2025, our executive officers, directors, and affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.9% of our outstanding voting stock.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Sales of equity securities may be made under our 2025 Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the follow-on public offering. As of September 30, 2025, no shares underlying the pre-funded warrants had been exercised. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

ALX ONCOLOGY HOLDINGS INC.

Date: November 7, 2025	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Harish Shantharam
Harish Shantharam
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2025	By:	/s/ Shelly Pinto
Shelly Pinto
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)