Form 10-K
period 2025-12-31
ALX ONCOLOGY HOLDINGS INC
filed 2026-03-09
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter, was $18.0 million based on the closing sales price of the registrant’s common stock on that date.

The number of shares of registrant’s Common Stock outstanding as of March 2, 2026 was 131,608,278.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

i

▪
the impact of macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, U.S. federal government shutdowns, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic;
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

ii

iii

PART I

Item 1. Business.

BUSINESS

Overview

We are a clinical-stage biotechnology company advancing a pipeline of novel therapies designed to treat cancer and extend patients’ lives. Our clinical pipeline includes two clinical-stage product candidates, the CD47 blocker evorpacept and an epidermal growth factor receptor (EGFR)-targeted antibody drug candidate (ADC) ALX2004. Our lead product candidate, evorpacept, has demonstrated potential to serve as a cornerstone therapy upon which the future of immuno-oncology can be built for patients whose cancer over-expresses CD47. Evorpacept is currently being evaluated in combination with trastuzumab and chemotherapy in patients with metastatic HER2-positive breast cancer in the Phase 2 ASPEN-09-Breast clinical trial and is also being studied in clinical trials with other targeted anti-cancer antibodies. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. Our second pipeline candidate, ALX2004, is a novel EGFR-targeted antibody-drug conjugate with a differentiated mechanism of action entered into a Phase 1 clinical trial in August 2025.

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

Evorpacept’s design has several additional advantages that we believe will make it broadly applicable to treating a number of oncology indications. Due to the inactive Fc, evorpacept is specifically designed for use in combination with other anti-cancer agents that provide a positive immune-stimulating signal. We believe evorpacept has a favorable tolerability profile that may enable higher dosing levels, increased tumor penetration, and greater combination potential with other leading anti-cancer agents. Additionally, the molecular weight of evorpacept is half that of a typical antibody, therefore allowing for higher dosing (10 mg/kg of evorpacept is equivalent to 20 mg/kg of a regular antibody). The relatively smaller size of our molecule may facilitate increased penetrance into the tumor microenvironment. We believe these properties may enable evorpacept to provide superior therapeutic benefits.

Clinical data to date in evorpacept have not shown the dose-dependent hematologic toxicities characteristic of other CD47 blockers that incorporate an active Fc domain. Approximately 800 subjects have been treated with evorpacept in combination with targeted anti-cancer agents, small molecules, and checkpoint inhibitors to date. Evorpacept has not reached a maximum tolerated dose in any of the combinations evaluated to date.

We are focused on evorpacept development with the standard-of-care agents that provide a stimulatory signal to the innate immune system. We are combining evorpacept with anti-cancer targeted antibodies with an active Fc domain, where evorpacept enables the Fc-mediated antibody dependent phagocytosis that is impaired by the expression of CD47 on cancer cells.

Data from the randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) (Evo-TRP), versus trastuzumab, ramucirumab, and paclitaxel (TRP) in second line or later human epidermal growth factor receptor 2 (HER2)-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. The full data set was previously presented. Results from a pre-planned exploratory analysis were presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting:

▪
In a pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer, CD47 overexpression was identified as a key predictive biomarker for response and durable benefit in patients with retained HER2 expression. Retained HER2 expression is defined as patients who are HER-2 positive on a tumor biopsy after receiving a HER2-targeted treatment or by HER2 amplification by circulating tumor DNA (ctDNA). The data was highlighted as part of a poster presentation at the SITC Annual Meeting in November 2025.
o
In patients with retained HER2-positive and CD47-high gastric cancer (n=43), Evo-TRP had a 65.0% objective response rate (ORR) versus 26.1% ORR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer (n=47), Evo-TRP had a 37.5% ORR compared to 26.1% ORR for TRP.
o
The duration of response (DOR) was three times longer in the Evo-TRP arm relative to TRP in these patients. Evo-TRP had a median DOR (mDOR) of 25.5 months versus 8.4 months mDOR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer, had an mDOR of 11.2 months for Evo-TRP compared to 12 months for TRP. Progression free survival (PFS) and overall survival (OS) data were evaluated in these patients. Treatment with Evo-TRP resulted in a median PFS (mPFS) of 18.4 months versus 7.0 months for TRP, hazard ratio (HR) of 0.39. Treatment with Evo-TRP resulted in a median OS (mOS) of 17 months versus 9.9 months for TRP, HR of 0.70.

Evorpacept has been combined in clinical trials with multiple anti-cancer antibodies in addition to trastuzumab, including the CD20-targeted antibody rituximab, the CD38-targeted antibody isatuximab-irfc, and the HER2-targeted bispecific antibody zanidatamab. Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL); the Phase 1/2 investigator-sponsored trial (IST) of evorpacept in combination with rituximab and lenalidomide in patients with relapsed refractory B-cell NHL (R/R B-NHL) and subsequently, in patients with newly diagnosed indolent B-cell NHL (iNHL); and the Phase 1b/2 trial of evorpacept with zanidatamab in patients with HER2-positive breast cancer provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

Our second product candidate is ALX2004, a novel EGFR-targeted ADC. ALX2004 was created from our proprietary linker-payload library and fully designed and developed in-house by our scientists. ALX2004 comprises a matuzumab-derived affinity-selected EGFR antibody backbone engineered for optimal activity as an ADC, a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability. EGFR is clinically validated as a therapeutic target with several U.S. Food and Drug Administration (FDA)-approved targeted antibodies and small molecules. However, there are currently no approved EGFR-targeted ADCs and early-generation attempts to develop EGFR-targeted ADCs were limited by drug design, on-target off-tumor toxicities and toxicity of older generation payloads

We are engaged in the following clinical programs, collaborations, and investigator-sponsored trials:

Evorpacept

Combination with the HER2-targeted antibody trastuzumab

▪
ASPEN-09-Breast – HER2+ Breast Cancer
o
In March 2025, we announced intent to initiate a randomized Phase 2 clinical trial evaluating evorpacept in combination with trastuzumab and chemotherapy for the treatment of patients with HER2-positive metastatic breast cancer after prior treatment with fam-trastuzumab deruxtecan-nxki.
o
In August 2025, we announced that based on the magnitude of benefit in patients with high CD47 expression in HER2-positive gastric cancer, the ASPEN-09-Breast study in HER2-positive breast cancer evaluating evorpacept in combination with trastuzumab and chemotherapy has been amended to a single-arm design in all previously treated HER2 positive patients and will be evaluated by CD47 expression.
o
In January 2026, we announced that the first patient had been dosed in the trial.

▪
ASPEN-06 – Gastric/GEJ Cancer
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
o
In July 2024, we announced the topline data from our ASPEN-06 Phase 2 clinical trial. This topline data reported results from 127 randomized patients with second and third line gastric/GEJ cancer and was generally well-balanced across arms based on prespecified stratification factors including line of therapy, prior ENHERTU® use, Asia region, tumor location (GC or GEJ), HER2 expression level, and having HER2-positive disease based upon a tissue biopsy after anti-HER2 treatment. A confirmed ORR of 40.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm. The mDOR was 15.7 months for the Evo-TRP treatment arm and 7.6 months for the TRP control arm in the full trial population. In patients with fresh HER2-positive biopsies (n=48), Evo-TRP demonstrated an ORR of 54.8% compared to 23.1% for the TRP control.
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
o
In November 2025, we presented a pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer in which CD47 overexpression was identified as a key predictive biomarker for response and durable benefit in patients with retained HER2 expression.
•
In patients with retained HER2-positive and CD47-high gastric cancer (n=43), Evo-TRP had a 65.0% ORR versus 26.1% ORR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer (n=47), Evo-TRP had a 37.5% ORR compared to 26.1% ORR for TRP.
•
The DOR was three times longer in the Evo-TRP arm relative to TRP in these patients. Evo-TRP had an mDOR of 25.5 months versus 8.4 months mDOR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer, had an mDOR of 11.2 months for Evo-TRP compared to 12 months for TRP. PFS and OS data were evaluated in these patients. Treatment with Evo-TRP resulted in an mPFS of 18.4 months versus 7.0 months for TRP, HR of 0.39. Treatment with Evo-TRP resulted in an mOS of 17 months versus 9.9 months for TRP, HR of 0.70.

Combination with the EGFR-targeted antibody cetuximab

▪
ASPEN-CRC – Colorectal Cancer (CRC)
o
In March 2025, we announced intent to initiate a Phase 1b study evaluating evorpacept in combination with the EGFR-targeted antibody cetuximab and FOLFIRI for the treatment of patients with second-line metastatic CRC.
o
In August 2025, we streamlined evorpacept development program to focus our resources on the ASPEN-09-Breast trial and paused the ASPEN-CRC study announced earlier in March 2025.

Collaborations and Investigator-Sponsored Trials (ISTs)

Combination with the HER2-targeted bispecific, zanidatamab, and HER2-targeted ADC, fam-trastuzumab deruxtecan-nxki

▪
Jazz Pharmaceuticals plc – Breast Cancer
o
Our collaborator, Jazz Pharmaceuticals plc (Jazz), sponsored and managed the Phase 1b/2 trial of zanidatamab, a HER2-targeted anti-cancer antibody, for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept (Zanidatamab Trial). We announced the dosing of the first patient in this trial in October 2021.
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
o
In January 2026, we announced that an exploratory biomarker analysis showed responses in the trial were largely restricted to patients with higher CD47 expression.

Combination with the CD20-targeted antibody rituximab

▪
MD Anderson Cancer Center – Non-Hodgkin Lymphoma
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

o
In December 2025, data for the Phase 2 portion of this trial, which enrolled patients with untreated indolent NHL was presented at the 2025 American Society of Hematology Annual Meeting. The combination of evorpacept with R2 generated complete responses in 92% of patients comparing favorably to an approximate 50% historical complete response rate for R2 alone.

Combination with the CD38-targeted antibody isatuximab-irfc

▪
Sanofi – Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of SARCLISA® (isatuximab-irfc), an anti-cancer antibody, and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma. We announced the dosing of the first patients in September 2024.
o
In August 2025, we announced that the dose escalation portion of this trial was complete and Sanofi had begun the dose optimization portion of the trial.

Based on our clinical results to date in multiple oncology indications that show encouraging anti-tumor activity and tolerability, our strategy is to pursue evorpacept as a potentially critical component of future oncology treatments in combination with anticancer antibodies.

ALX2004

▪
In March 2025, we filed an investigational new drug (IND) application for our first ADC program, ALX2004 and in April 2025, the FDA cleared the IND to evaluate ALX2004 in a Phase 1 clinical trial for patients with EGFR-expressing solid tumors.
▪
In August 2025, we announced the dosing of the first patient in the first-in-human, open-label multi-center Phase 1 clinical trial of ALX2004 for the treatment of advanced or metastatic select EGFR-expressing solid tumors.
▪
In January 2026, we announced that the trial had begun enrolling patients in the third dose cohort at 4 mg/kg after successfully clearing the second dose cohort. No dose-limiting toxicities were observed in the first two dose cohorts.

Our team of industry veterans plans to continue to advance a broad development plan for evorpacept that balances speed to market, scale of unmet need and existing clinical evidence for evorpacept’s combination mechanisms. Members of our management team have brought multiple drugs to the FDA approval. Our Chief Executive Officer, Jason Lettmann, brings a broad suite of expertise as an institutional healthcare investor, most recently at Lightstone Ventures, and has been involved with ALX Oncology for nearly a decade since its founding, having co-led the Company’s first institutional financing and serving as a member of the Company’s Board of Directors. He also previously served as Chief Executive Officer of Promedior, Inc. During his tenure, Promedior was acquired by Roche in 2020 for up to $1.39 billion. Our Chief Medical Officer, Barbara Klencke, M.D., brings more than 30 years of experience in patient care, academic and scientific research and clinical drug development in hematology and oncology. She has served in various executive leadership roles at a range of small, mid-sized, and large biotech companies including Sierra Oncology, Inc., Onyx Pharmaceuticals and Genentech, a member of the Roche Group. Our Chairman and founder, Corey Goodman, Ph.D., an elected member of the National Academy of Sciences, has co-founded seven biopharmaceutical companies, including Exelixis and Labrys (acquired by Teva Pharmaceuticals in 2014), and led Pfizer’s Biotherapeutics and Bioinnovation Center. Our Chief Financial Officer, Harish Shantharam, has over 20 years of experience guiding public life science companies. Most recently, he was Chief Financial Officer of Cymabay Therapeutics, and prior to this role he was Vice President and Head of Global Commercial Finance at Gilead Sciences. We have funded our operations to date primarily through the issuance and sale of our convertible preferred stock, the issuance and sale of our common stock through an initial public offering in July 2020 and a registered offering in December 2020, a term loan facility in October 2022, a registered offering in October 2023, a registered offering in February 2026, and sales under our ATM offering program.

Our Strategy

Our goal is to transform treatment options for patients with cancer by developing evorpacept as a foundational checkpoint immunotherapy.

Key elements of our strategy to support this goal include:

▪
Expanding the therapeutic potential of CD47 blockade by combining with anti-cancer antibodies. We believe evorpacept can overcome the limitations of other CD47 blocking approaches.
▪
Developing a best- and first-in-class EGFR-targeted ADC. We believe that our differentiated design of ALX2004 based on an affinity-selected matuzumab-derived antibody can overcome the toxicity challenges that limited the therapeutic window of earlier generation EGFR-targeted ADCs.

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

Pipeline

The chart below summarizes the development status of our product candidates pipeline.

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

High CD47 expression in cancer cells has been shown to be a prognostic indicator of decreased survival in multiple oncology indications. A study published by Majeti, et al. in 2009, assessed this association in a validation cohort of 137 subjects with acute myeloid leukemia, or AML. As shown in the figure below, normal karyotype AML, or NK-AML, subjects with high levels of CD47 expression had shorter mOS of 9.1 months compared to subjects with low levels of CD47 expression who had an mOS of 22.1 months.

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

Limitations of Prior Approaches to Blocking CD47 by Companies Other than ALX Oncology

There have been a number of approaches to blocking CD47 by companies other than ALX Oncology, including monoclonal antibodies and fusion proteins that include an active Fc region. These approaches have encountered limitations that have challenged their ability to maximize the full potential of CD47 blockade.

The majority of clinical data to date from other CD47 blocking agents come from drug candidates that incorporate an active Fc region that provides an “eat” me signal to macrophage. We believe that using an active Fc region in a CD47 inhibitor limits the therapeutic window of these approaches. Given that healthy blood cells express CD47, providing a pro-phagocytic “eat me” signal while simultaneously blocking CD47, it can lead to the destruction of healthy cells. Clinical trials of CD47 blocking agents with active Fc domains have shown frequent occurrences of treatment-related cytopenias that we believe are caused by this drug design choice.

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
▪
Strong potential for combination with other anti-cancer agents: CD47 blocking agents are combined with other therapeutics in order to maximize their potential in treating patients with cancer. Unlike other CD47 blocking agents, evorpacept was specifically designed to be combined with other anti-cancer agents. We believe evorpacept’s favorable toxicity profile will enable it to be combined with a wider range of anti-cancer agents, including anti-cancer antibodies, chemotherapy and cytotoxic containing regimens, compared to other CD47 blocking agents. Furthermore, we believe that evorpacept’s inactive Fc domain will neither compete with nor potentially limit the efficacy of anti-cancer antibodies when used in combination treatments.
▪
Targeted immune-oncology development: Biomarker analyses completed in 2025 and 2026 from clinical trials in with evorpacept combination treatments support the use of CD47 expression as a predictive biomarker for evorpacept activity. We believe that a biomarker-driven approach incorporating CD47 expression may optimize patient selection for evorpacept combinations in subsequent development.

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

Evorpacept

Our lead product candidate, evorpacept, is a CD47 blocking biologic in development as a combination therapy with other anti-cancer agents for treatment of various oncology indications, including gastric/GEJ, breast cancer, multiple myeloma, and NHL. We engineered evorpacept to maximize CD47 blockade and to avoid hematologic toxicities. We believe evorpacept enhances the efficacy of both anti-cancer targeted antibodies, numerous small molecule drugs and T cell checkpoint inhibitors and exhibits no dose-dependent cytopenias. Evorpacept has demonstrated encouraging clinical responses in combination with multiple anti-cancer regimens for both hematologic and solid malignancies.

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

ALX2004 scientific background: ADC target selection

EGFR is a transmembrane protein in the ERBB family of receptor tyrosine kinases that consists of EGFR (HER1), HER2, HER3, and HER4 and is over expressed in many cancer types. It is also expressed in normal tissues, but often to a lesser degree. It plays a prominent role in tumor initiation and growth through dysregulation of cell proliferation, differentiation, metabolism, and cell death. Cancers survive and proliferate through aberrant overexpression of and mutational activation of EGFR. Therefore, EGFR has been an attractive target for cancer therapies.

EGFR is a commercially validated antibody target with multiple FDA approved EGFR-targeted antibodies include cetuximab (ERBITUX®) and panitumumab (VECTIBIX®) in addition to several small molecules. However, there are no FDA approved EGFR-targeted ADCs. Earlier generation attempts at anti-EGFR ADCs failed to find a therapeutic window.

CD47 expression levels from RNA sequencing1
Tumor
Normal
Median TPM
150
100
50
Adrenocortical
Bladder
Breast
Cervical
Cholangio
Colon
DLBCL
Esophageal
Glioblastoma
Head & Neck
Kidney Chromophobe
Kidney RCC
Kidney Papillary
Myeloid Leukemia
Glioma
Liver
Lung Adeno
Lung Squamous
Ovarian
Pancreatic
Pheochromocytoma
Prostate
Rectum
Sarcoma
Melanoma
Stomach
Testicular
Thyroid
Thymoma
Uterine Corp Endometiral
Uveal Melanoma

TPM = transcripts per million

1) Tang, et al, GEPIA, 2017; 2) Dheilly, et al, Mol. Ther., 2017

EGFR gene expression levels from RNA sequencing. ALX2004 Phase 1 trial includes patients with colorectal cancer, esophageal carcinoma, head and neck squamous cell carcinoma, and lung cancer. Source: GEPIA http://gepia.cancer-pku.cn/

ALX2004 design process and drug candidate selection

ALX2004 was developed in-house by ALX Oncology protein engineers and designed to maximize potential success based on a rigorous optimization and drug candidate selection process. The ALX2004 linker-payload was selected from a starting point of 600 payloads designed in silico with 60 topoisomerase I inhibitor payloads subsequently synthesized and tested in lab, which are now part of the ALX ADC library. From this payload library, we generated and tested 70 ADCs across 3 solid tumor antigen targets and 2 ultimately tested in rat and non-human primate (NHP) toxicity studies leading to the final linker and Top1i payload selection for ALX2004.

The anti-EGFR antibody for ALX2004 was also selected after a rigorous development process. Six different anti-EGFR antibodies with varying EGFR binding epitopes and binding affinities were tested. The goal of this process was to select an antibody that minimized off-tumor EGFR-related toxicity while maintaining an active therapeutic window. ALX2004 was the culmination of this development process. As part of this process, we also generated a proprietary library of potential ADC payloads for future drug candidates.

ALX2004 is designed using lessons learned from past attempts at EGFR-targeted ADCs

Several EGFR-targeted ADCs have previously entered clinical trials including depatuxizumab mafadotin, serclutamab talirine, and AMG595. Depatuxizumab mafadotin used a monomethyl auristatin F (MMAF) payload. Serclutamab talirine used a pyrrolobenzodiazapene (PBD) payload. AMG595 used a maytansinoid (DM1) payload. We believe the primary reason these drugs did not reach FDA approval was due to the toxicity profiles of these payload classes and not because they were EGFR-targeted. Consequently, we designed ALX2004 with a topoisomerase 1 inhibitor payload.

We further aimed to maximize the likelihood of technical success by using a matuzumab-derived anti-EGFR antibody with an affinity selected to minimize on-target, off-tumor skin toxicity. We believe that using a matuzumab-derived antibody increases the likelihood of finding a clinically meaningful therapeutic window. Additionally, matuzumab binds an EGFR epitope that is distinct from other FDA-approved antibodies. Consequently, patients who developed resistance to cetuximab or panitumumab due to mutations in the EGFR extracellular domain, may still be sensitive to ALX2004. This is important for establishing activity during early stage trials in EGFR-expressing tumors where patients may have been previously treated with EGFR-targeted antibodies.

ALX2004 linker payload selection: 600 payloads designed with 60 payloads synthesized and screened

We first designed 600 Top1i payload candidates in silico from which we synthesized and conducted in vitro screening for over 60 novel ALX Top1i payloads across 8 tumor cell lines each and benchmarked potentcy against two Top1i payloads from approved ADCs – SN38 (payload for TRODELVY®) and deruxtecan (payload for ENHERTU®).

Next, 14 payload candidates were selected for testing as full ADCs based on their cytotoxicity and membrane permeability. Each payload was conjugated to ALX’s proprietary linker, tested for in vitro activity against 6 tumor cell lines, and benchmarked against the deruxtecan payload. The ALX2004 linker-payload was selected for its consistent potency across these models, relatively high membrane permeability, and comparable activity to the deruxtecan benchmark.

Additionally, this process generated a library of ALX proprietary Top1i payload candidates with a range of potencies and varying properties such as ability to permeate cell membranes as a free payload. Relatively high membrane permeability may improve bystander effect cell killing; whereas low permeability may greatly decrease or eliminate the bystander effect.

Cytotoxicity EC50(nM) of synthesized TOP1i payloads robustly tested in eight cancer cell lines and compared to SN-38 (govitecan payload) and DXd (deruxtecan payload). Each x-axis tick corresponds to a payload. The arrow marks ALX2004_payload. The dashed lines show the average EC50 (nM) of DXd across cell lines.

ALX2004 shows improved stability compared to deruxtecan benchmark

The ALX2004 linker was designed to improve stability of the ADC in circulation in order to minimize off-tumor linker-payload release. Enhanced stability should both decrease off tumor toxicity and increase the amount of payload that is being delivered to the tumor. Deconjugation of the linker payloads from their antibody in circulation remains a challenge and may lead to increased toxicity.

In order to benchmark our lead linker-payload candidate’s stability, we conducted a head to head comparison against deruxtecan in non-human primates. We conjugated the ALX2004 linker-payload to trastuzumab (a HER2-targeted antibody) in order to make a direct comparison to trastuzumab deruxtecan. We then compared drug antibody ratios, or DAR, of the drugs in circulation over time. An ADC’s DAR is a measurement of how many payloads are conjugated to the antibody. Decreasing DAR over time in circulation indicates that payload has deconjugated from the antibody in a non-targeted way thereby potentially increasing toxicity.

The ALX linker-payload demonstrated superior stability and maintained a higher conjugation level, as indicated by DAR, in circulation over time. These data suggest that ALX2004 may deliver more payload to tumors while limiting exposure to healthy tissues due to decrease in linker-payload deconjugation.

DAR Normalized to Time=0(h) %
100
90
80
70
60
50
40
30
0
200
400
600
Time (hours)
trastuzumab-ALX2004_linkerpayload
trastuzumab-deruxtecan

Improved DAR stability of ALX2004_linkerpayload compared to deruxtecan. Graph shows DAR of two ADCs: trastuzumab conjugated to ALX2004_linkerpayload (DAR ~8) and trastuzumab conjugated to deruxtecan (DAR ~8), as a function of time in non-human primate (NHP) dosed at 30 mg/kg (n=2 per group). DAR was analyzed using reduced middle-down RP-LCMS.

ALX2004 shows comparable direct cell killing and improved bystander effect relative to deruxtecan comparator

ALX2004 was tested in several EGFR-expressing mouse models against a deruxtecan-based ADC comparator generated in-house. These tests showed that ALX2004 matched or exceeded the activity of the deruxtecan comparator ADC both in terms of direct cell killing and bystander effect.

The bystander effect is thought to be an important mechanism of cell killing in solid tumors for ADCs. The bystander effect begins when an ADC binds to its target on the cell surface and is internalized into the cell. Payload is then released within the target-expressing cell which results in the direct killing of the target-expressing cell. For some ADCs, the released payloads are then able to permeate into neighboring cells regardless of whether or not target is expressed killing those neighboring cells as well. In heterogenous solid tumors, it is potentially an important mechanism for tumor control as it results in the killing of both target expressing tumor cells and non-target expressing tumor cells in the tumor microenvironment.

We selected the ALX2004 payload from the over 60 we synthesized in part because we believed it could have enhanced bystander effect relative to deruxtecan due to the membrane permeability testing we conducted. In order to compare ALX2004’s direct cell killing and bystander effect to deruxtecan, we synthesized an ADC using the ALX2004 anti-EGFR antibody conjugated to the deruxtecan linker payload.

First, we tested the ALX2004 and deruxtecan comparator ADC in a cell-based bystander assay. As shown below, ALX2004 had comparable direct cytotoxicity (A) and improved bystander killing (B).

We then compared the potency of ALX2004 in several EGFR-expressing mouse models (A below) and a bystander effect model (B below) to the deruxtecan based comparator ADC.

Across multiple mouse models with varying levels of EGFR expression level, ALX2004 demonstrated equivalent or superior tumor eradication as shown by the percent of mice in which tumors were completely eradicated. ALX2004 outperformed the deruxtecan comparator in a bystander effect model that contained both EGFR high expressing and EGFR ultra-low expressing cancer cells.

Percent of tumor-free mice in CDX models dosed with ALX2004 or ALX2004_mAb-deruxtecan (ADC composed of ALX2004’s antibody conjugated to deruxtecan) (both ADCs, DAR ~8). (A) MDA-MB-468 (3 mg/kg, 1 dose), FaDu (1 mg/kg, 3 doses, Q1W), NCI-H292 (3 mg/kg, 3 doses, Q1W), (B) Bystander effect CDX model composed of 1:1 NCI-H292 cells (~80,000 EGFR/cell surface) and SW620 cells (~2000 EGFR/cell surface) dosed 3 mg/kg, 3 doses, Q1W. NOD SCID mice, n=5 per group.

ALX2004 showed tumor suppression across a range of cancer types and target expression levels

We tested ALX2004 in vivo anti-tumor activity in mouse models representing a range of commercially relevant EGFR-expressing tumor types, EGFR-expression levels, and common mutations. ALX2004 inhibited tumor growth in non-small cell lung cancer (NSCLC), head and neck squamous cell carcinoma (HNSCC), CRC, triple negative breast cancer (TNBC), and pancreatic ductal adenocarcinoma (PDAC) mouse models. These models also show ALX2004’s activity in models harboring KRAS, BRAF, and P53 mutations. Importantly, tumor growth inhibition was seen at all levels of EGFR-target expression ranging from 12,000 units/cell surface to over 400,000 units/cell surface.

ALX2004 has inhibited tumor growth in vivo. Tumor volume (mm3) after IV administration of a single dose or three doses of ALX2004 at indicated dose levels (mg/kg) and dosing frequencies in CDX mouse models of NSCLC (A-D) and other EGFR-expressing tumors (E-J): (A) HCC827, (B) NCI-H1975, (C) NCI-H292, (D) A549, (E) FaDu, (F) COLO205, (G) HCT116, (H) MDA-MB-468, (I) CFPAC-1, (J) PDOX model CRC22420. Dosing frequency indicated by black arrows. Data represented as mean ± SEM, (A-B, E-J) n=12 per group, NU/NU mice, (C-D) n=5 per group, NOD SCID mice. (K) Representative IHC staining of EGFR in PDOX tissue. wt refers to EGFR wild-type tyrosine kinase domain.

GLP toxicity study in non-human primates supports ALX2004 design for improved therapeutic window

The toxicity and toxicokinetic profile of ALX2004 was evaluated in a 6-week repeat-dose (Q3W dosing) GLP toxicity study in monkeys, at doses of 5, 10, and 20 mg/kg. No dose-limiting major target organ toxicity, including on-target toxicity (i.e., skin or other EGFR-expressing cells), was observed. Furthermore, there was no evidence of ILD which is a concern for some Top1i-based ADCs. The no observable adverse event level (NOAEL) was 10 mg/kg and the highest non-severely toxic dose (HNSTD) was 20 mg/kg. All findings were minimal to moderate and fully recoverable.

These findings in addition to the rest of the preclinical data package for ALX2004 allowed us to start at a 1 mg/kg dose level in ALX2004’s first-in-human clinical trial.

ALX2004 first-in-human study is in patients with EGFR-expressing solid tumors

We designed ALX2004’s Phase 1 study to maximize both efficiency and the probability of technical success by selecting tumor types with the following characteristics:

▪
EGFR expression
▪
Sensitivity to topoisomerase I inhibitors
▪
Sensitivity to EGFR-targeted antibodies

By evaluating tumor types on these criteria, we selected NSCLC, HNSCC, CRC, and esophageal squamous cell carcinoma (ESCC) as eligible tumor types for the dose finding portion of the Phase 1 trial. Importantly, this group of tumor types represents a significant unmet need with over 450,000 patients living with these tumors in the metastatic stage in the US alone.

The study consists of a Phase 1a dose escalation portion followed by optional dose exploration, and a Phase 1b dose expansion. The dose escalation portion of the trial is enrolling patients with previously treated NSCLC, HNSCC, CRC, and ESCC.

The first patient was dosed in this trial in August 2025. As of January 2026, the first two dose levels had been cleared with no dose-limiting toxicities. Initial safety data is anticipated in the first half of 2026.

Licensing and Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current and future product candidates, novel discoveries, product development technologies and knowhow and to operate without infringing on the proprietary rights of others. We seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and related components, their methods of use and processes for their manufacture and any other inventions that are commercially important to our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position.

As of January 4, 2026, we own 11 issued U.S. patents, 86 foreign issued patents, 9 pending U.S. nonprovisional patent applications and a portfolio of national patent application filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore, Taiwan and Russia. Of these patents and patent applications, the following relate to evorpacept: seven issued U.S. patents, six pending U.S. nonprovisional patent applications, and a portfolio of granted and pending patent filings in a variety of non-U.S. jurisdictions, including Europe, Hong Kong, Brazil, Mexico, New Zealand, Japan, Australia, Canada, China, India, Israel, Republic of Korea, Singapore and Russia. The following relate to antibody shielding technology and exatecan derivatives: one issued U.S. patent, three pending U.S. nonprovisional patent applications, and 49 pending foreign patent applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. Our 11 U.S. issued patents and, if issued as U.S. patents, our 8 U.S. nonprovisional patent applications are expected to expire between August 2036 and November 2043 excluding any additional term for patent term adjustments or patent term extensions, with an expiration of between August 2036 and May 2043 with respect to our patent and patent applications related to evorpacept, excluding any additional term for patent term extensions.

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

We are aware of a European patent (EP 2 429 574) owned by UHN and The Hospital for Sick Children that relates to the treatment of hematologic cancers with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. This patent was subject to European Patent Office opposition proceedings, which resulted in the patent being upheld in amended form.

Additionally, we are aware of a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. This patent was upheld as granted by the European Patent Office Opposition Division on November 28, 2025. This decision is currently under appeal.

The patent claims of both EP 2 429 574 and EP 2 995 315 could potentially limit our ability to pursue evorpacept in certain indications in certain territories in the EU in the future unless we obtain a license under these patents, these patents are determined to be invalid or unenforceable by the European Patent Office or a national court in one or more relevant territories, these patents are revoked or otherwise limited by the European Patent Office or a national court, or until these patents expire. A license may however not be available on commercially reasonable terms or at all. The U.S. counterpart to EP 2 429 574 was granted in 2021 as US patent 10,907,209. However, we believe that we do not infringe claims listed in this U.S. patent. Further, with respect to the development of our ALX2004 program, many companies have filed, and continue to file, patent applications related to antibody drug conjugates and components thereof that are similar to our approach. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products, if any, or impair our competitive position.

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

In consideration for the rights granted to us under the Stanford Agreement, we paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of our common stock. In addition, we are obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee, which are nominal and will be creditable against any royalties payable to Stanford in the applicable year. We are required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. We recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There have been no milestones met during the year ended December 31, 2025. We also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by us, our affiliates and our sublicensees of licensed products at rates ranging within low single-digit percentages, subject to certain reductions and offsets. Our license, on a licensed product-by-licensed product and country-by-country basis, shall become royalty-free and fully paid-up upon the later of the date on which the last valid claim included in the exclusively or non-exclusively licensed patents expires and ten years after the first commercial sale of the licensed product in such country.

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

Other Third-Party Agreements

We have entered into license agreements with third parties related to the development and commercialization of our product candidates, including evorpacept, and SIRPα antibodies which we are exploring in our research program. In consideration of the foregoing, we have agreed to customary payment terms in these agreements, including certain milestone payments upon the achievement of clinical and commercial milestones and low single-digit royalties. See further details in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Manufacturing and Supply

We do not own or operate and do not intend to establish our own manufacturing facilities. We rely on, and will continue to rely on, CMOs for both drug substance and drug product. Evorpacept and ALX2004 bulk drug substance and finished drug product are produced in accordance with current good manufacturing practices, or cGMPs.

Our existing supply of evorpacept and ALX2004 is sufficient to complete our clinical trials through the first quarter of 2026. We plan to manufacture additional supplies with our existing CMOs to produce evorpacept and ALX2004 drug product sufficient to complete the ongoing and planned clinical trials described in this document. We first entered into an engagement with KBI Biopharma, Inc. in 2015 for evorpacept analytical method development, formulation development, bulk drug manufacturing, release and stability testing. We first entered into an engagement with Patheon Biologics LLC in 2022 for evorpacept bulk drug manufacturing and release testing. We first entered into a drug product manufacturing agreement with Lyophilization Services of New England, Inc. (now PCI Pharma Services) in 2016 for evorpacept drug product used in clinical trials. We subsequently entered into a drug product manufacturing agreement with Patheon UK Limited in 2022 for drug product production of evorpacept drug product used in clinical trials. We first entered into an engagement with WuXi Biologics and WuXi XDC in 2023 for ALX2004 analytical method development, formulation development, bulk drug manufacturing, drug product manufacturing, release and stability testing, used in clinical trials.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 pathway, targeting EGFR as an ADC target and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmuneOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing or have begun development of drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. We are also aware that AstraZeneca, BioNTech, Bristol Myers Squibb with Systimmune, CSPC, and Henlius, among others, are developing or have begun development of antibody drug conjugates targeting EGFR. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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
▪
Performance of adequate and well-controlled human clinical trials in accordance with the applicable IND regulations, good clinical practice, or GCP, requirements to establish the safety and effectiveness of the proposed biologic product candidate for its intended purpose.
▪
Compliance with PREA, BPCA and FDARA regarding development of certain molecularly targeted oncology drugs for pediatric use.
▪
Preparation of and submission to the FDA of a BLA.
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
▪
If necessary, FDA review and approval of the combination partner NDA/BLA to address any cross-labeling requirements to permit commercial marketing of the combination product for the particular indications for use in the United States.
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

▪
Phase 1. For biologics being studied in oncology indications, the investigational product is initially introduced into patients with a broader range of malignancies, and may later focus on the target disease or condition. These trials are generally designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, to identify possible side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
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
▪
Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, purity and potency for an intended use, and generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. These trials usually include comparisons with placebo and/or other comparator treatments.

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

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process often includes multiple FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its biopharmaceutical substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

In a 2021 court case, the court expanded the scope of orphan drug exclusivity by finding that orphan drug exclusivity applies to all uses or indications within an entire disease or condition. This position was in contrast to the FDA’s longstanding view which ties the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, and thus permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 43 employees, 11 of whom hold Ph.D. or M.D. degrees and 29 of whom were engaged in research and development activities. None of our employees are represented by a labor union and we believe we maintain good relations with our employees. We rely on skilled, innovative, and passionate employees to conduct our research, development and business activities. Our employees are united by our goal of developing therapies that help patients fight cancer. Developing a diverse, equitable and inclusive culture is essential to our success and we are committed to building a workplace where all individuals feel welcomed and valued.

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
▪
Macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, U.S. federal government shutdowns, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic, could adversely impact our business including our ongoing and planned clinical trials and preclinical research;
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $101.7 million, $134.9 million and $160.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $722.8 million. We have devoted substantially all of our resources and efforts to research and development. Our product candidates, evorpacept and ALX2004, are in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for evorpacept and ALX2004 and advance our other programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We have incurred and expect to continue to incur additional costs associated with operating as a public company and compliance with legal, accounting and other regulatory requirements. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts. Further, any decline in our stock price or perceived potential decline in our stock price that may be associated with stock market volatility generally, may negatively impact our ability to raise capital.

As of December 31, 2025, we had cash, cash equivalents and investments of $48.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments and net proceeds of $140.3 million raised in our registered offering that closed in February 2026 (the February 2026 Offering) will be sufficient to fund our operations through the first half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our cash, cash equivalents and investments to advance the clinical development of evorpacept and ALX2004, as well as for working capital and other general corporate purposes. This may include additional preclinical research, clinical development, hiring additional personnel, capital expenditures, the potential acquisition of businesses or assets and the costs of operating as a public company, as well as for working capital and other general corporate purposes. Advancing the development of evorpacept and ALX2004, and our other programs will require a significant amount of capital. Our current cash, cash equivalents and investments on hand, may not be sufficient to fund all of the actions that are necessary to complete the development of evorpacept and ALX2004, or our other programs.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022 and most recently amended in December 2023, we do not have any committed external source of funds. Under the Loan Agreement, $25.0 million is available for us to draw down at the Lenders’ sole discretion as of December 31, 2025. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect one’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenue from any product sales, licenses or collaborations and do not expect to generate any revenue from the sale of product candidates in the foreseeable future. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

▪
successful and timely completion of preclinical and clinical development of our product candidates evorpacept and ALX2004, and our other future product candidates;
▪
establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development of evorpacept, ALX2004 and our other future product candidates;
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
▪
commercial acceptance of evorpacept and ALX2004, and any future product candidates as viable treatment options by patients, the medical community and third-party payors;
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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million. Under the Loan Agreement, $25.0 million is available for us to draw at the Lenders’ sole discretion as of December 31, 2025. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

The term loans under the Loan Agreement mature on October 1, 2027. We began to make principal payments in equal monthly installments beginning on December 1, 2025. The term loans accrue interest at a floating rate as described elsewhere in this report, and interest is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full or in part in increments of $10.0 million, with various prepayment premiums. Upon the earlier of prepayment or maturity of any term loan, we are required to pay a fee of 6.0% of the original principal amount of such funded term loan, and a contingency fee may apply in connection with a prepayment of such term loan under certain circumstances. We are also obligated to pay other customary fees for a loan facility of this type and size.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our product candidates evorpacept and ALX2004, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as gastric/gastroesophageal junction, or GEJ, carcinoma, breast cancer, NHL or multiple myeloma. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept, ALX2004 or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, ALX2004 or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept or ALX2004, we may not be able to continue our operations.

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

Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in future clinical trials or registrational clinical trials because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety, purity and efficacy and potency to the satisfaction of the FDA or comparable international regulatory authorities, despite having progressed through preclinical studies or initial clinical trials. In addition, the FDA or any comparable international regulatory authorities may conclude that the results from our clinical trials are insufficient to support any accelerated approval that we may seek with respect to evorpacept, ALX2004 or any of our future product candidates in general or with respect to any specific indications. Product candidates that have shown promising results in early clinical trials may still suffer significant setbacks in subsequent clinical trials or registration clinical trials. For example, a number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Additionally, in March 2023, the FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for providing a more robust efficacy and safety assessment, among other recommendations. To the extent the FDA requires us to collect additional data or to conduct additional clinical trials in accordance with the new guidance, including with respect to our single-arm ASPEN-09-Breast study in HER2-positive breast cancer, our clinical timelines may be delayed.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or comparable international regulatory authorities. Subject enrollment is a significant factor in the timing of clinical trials. In particular, because certain of our clinical trials of evorpacept and ALX2004 are focused on indications with small patient populations, our ability to enroll eligible subjects may be limited or may result in slower enrollment than we anticipate.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approaches, including with respect to the targeting of the CD47 pathway, targeting epidermal growth factor receptor (EGFR) as an antibody-drug conjugate target, and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmuneOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing or have begun development of drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. We are also aware that AstraZeneca, BioNTech, Bristol Myers Squibb with Systimmune, CSPC, and Henlius, among others, are developing or have begun development of antibody drug conjugates (ADCs) targeting EGFR. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Even if the FDA and applicable foreign regulatory authorities approve the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use our product candidates. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of evorpacept and ALX2004 and any other product candidates, if any are approved, will depend on a number of factors, including, among others:

▪
the ability of evorpacept, ALX2004, and our other product candidates to treat cancer or other applicable targeted diseases, as compared with other available drugs, treatments or therapies;

▪
the timing of market introduction of the product candidate as well as competitive products;
▪
the clinical indications for which a product candidate is approved;
▪
the approval of other new therapies for the same indications;
▪
the prevalence and severity of any adverse side effects associated with evorpacept, ALX2004, and our other product candidates;
▪
limitations or warnings contained in the labeling approved for evorpacept, ALX2004, or our other product candidates by the FDA or foreign regulatory authorities;
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

Adverse events in clinical trials for our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for evorpacept, ALX2004 or any other product candidate that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community. Future adverse events in immuno-oncology or the biopharmaceutical industry generally could also result in greater governmental regulation and stricter labeling requirements.

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

Our product candidates, evorpacept and ALX2004, are at an early stage of clinical development and not all adverse effects can be predicted or anticipated. Unforeseen side effects from evorpacept, ALX2004, or any of our future product candidates may arise at any time during clinical development or, if approved by regulatory authorities, after the approved drug product has been marketed. Any undesirable or unacceptable side effects of evorpacept, ALX2004, or our future product candidates could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or comparable international regulatory authorities, or result in marketing approval from the FDA or comparable international regulatory authorities with restrictive label warnings or for limited patient populations. Ultimately, such side effects could result in product liability claims. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, the FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for or obtained regulatory approval for any product candidate and it is possible that we may never obtain regulatory approval for evorpacept or ALX2004, or any other product candidates we seek to develop in the future. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In January 2022, the FDA’s Office of Orphan Products Development granted Orphan Drug Designation, ODD, to evorpacept for treatment for gastric/GEJ cancer. We may seek ODD for certain additional indications for our product candidates in the future. ODD neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for seven years. Therefore, if our competitors are able to obtain orphan product exclusivity for their product candidates in the same indications we are pursuing, we may not be able to have competing product candidates approved in those indications by the FDA for a significant period of time. There are also limited circumstances where the FDA may reduce the seven-year exclusivity for a product candidate with an orphan drug designation where other product candidates show clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. However, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of our product. In response to recent litigation, the FDA clarified in a January 2023 notice that the FDA will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations. Changes in the leadership of the FDA and other federal agencies under the current U.S. presidential administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.

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

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, Centers for Medicare & Medicaid Services, or CMS, selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act, which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the current U.S. presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Data protection regulation in the United Kingdom is subject to some uncertainty. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom may change its policy with respect to the export of personal information to third countries, such as the United States, and the European Commission’s adequacy determination for the United Kingdom requires renewal in 2025 and it may be modified or revoked in the interim. The United Kingdom made targeted amendments to the UK GDPR in the UK Data (Use and Access) Act 2025, or DUAA, which was enacted on June 19, 2025. The European Commission has renewed the UK’s adequacy decision after assessing the DUAA through December 2031. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. The data transfers enforcement landscape and the longer-term stability of the EU-U.S. DPF and related programs remain uncertain, which could require us to modify our policies and practices and increase our compliance costs.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 and U.S. patent application 16/118,038 (now abandoned in favor of a divisional application 18/518,353, which has claims that are not related to polypeptides comprising soluble human SIRPα) owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα, as well as related applications in other jurisdictions. This patent and patent application relate to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and application. The European counterpart patent (EP 2 429 574) was subject to European Patent Office opposition proceedings, which resulted in the patent being upheld in amended form. Additionally, we are aware of a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. This patent was upheld as granted by the European Patent Office Opposition Division on November 28, 2025. This decision is currently under appeal. The patent claims of both EP 2 429 574 and EP 2 995 315 could potentially limit our ability to pursue evorpacept in certain indications in certain territories in the EU in the future unless we obtain a license under these patents, these patents are determined to be invalid or unenforceable by the European Patent Office or a national court in one or more relevant territories, these patents are revoked or otherwise limited by the European Patent Office or a national court, or until these patents expire. A license may however not be available on commercially reasonable terms or at all. With respect to U.S. patent 10,907,209, we believe that we do not infringe claims listed in this U.S. patent. Further, with respect to the development of our ALX2004 program, many companies have filed, and continue to file, patent applications related to ADCs and components thereof that are similar to our approach. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of December 31, 2025, we had 43 employees, including 29 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

▪
identifying, recruiting, integrating, retaining and motivating additional employees;
▪
managing our internal development efforts effectively, including the clinical and FDA review process for evorpacept, ALX2004 and any other future product candidates, while complying with applicable contractual obligations to contractors and other third parties; and
▪
maintaining and updating our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize evorpacept and ALX2004, and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, which may require our management team to divert its attention away from day-to-day activities of the business and devote a substantial amount of time to the added responsibilities associated with managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on specific independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of evorpacept, ALX2004 and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other qualified outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively maintain our organization by retaining employees or expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize evorpacept and ALX2004, and other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated our product research and development efforts on our novel immuno-oncology approach, and our future success depends on the successful development of our product candidates, evorpacept and ALX2004, and any future product candidates that we develop. There can be no assurance that any development problems we experience in the future related to our novel immuno-oncology approach will not cause significant delays or unanticipated costs or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and life science industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and our scientific, technical, business and medical personnel. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, our inability to find suitable replacements, and the impacts of any executive officer changes, could result in delays in the development of our product candidates and harm our business. Additionally, layoffs or furloughs, including the previously completed RIF, pausing recruiting efforts, or employee attrition could also create delays in the development of our product candidates, yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could all adversely affect our reputation as an employer, making it more difficult for us to hire new employees in the future and harm our business.

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

Our spending on current and future research and development programs, such as evorpacept, for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we entered into clinical trial collaborations with our collaborators, including Sanofi, Jazz and the ISTs, to supply evorpacept for clinical trials to advance new combination therapies. We have limited control over the amount and timing of resources that our collaborators dedicate to the development of our products. Any termination or disruption of collaborations could result in delays in the development of products, increases in our costs to develop the products or the termination of development of a product.

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2025, we had net operating loss carryforwards of approximately $305.4 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely and may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryforwards will begin to expire beginning in 2038. Other limitations may apply under state law. For example, California legislation suspends the use of state net operating losses by taxpayers with net business income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024 and before January 1, 2027.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, the Organisation for Economic Co-operation and Development, or OECD, has proposed implementing a global minimum tax of 15%, or Pillar Two, which has been implemented into the domestic laws of European Union member countries and is being considered for implementation by other countries. However, on January 5, 2026, the OECD announced a side-by-side elective safe harbor that exempts U.S.-parented multinational businesses from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our 2025 Shelf Registration Statement provides for aggregate offerings of up to $364.1 million of the Company’s securities inclusive of up to $119.1 million of shares of our common stock through the at-the-market, or ATM, offering. From December 2021 to December 31, 2025, we sold an aggregate of 3,175,681 shares of common stock under our ATM offering. On October 10, 2023, we completed a registered offering (the October 2023 Offering) for the issuance and sale of an aggregate of 8,663,793 shares of common stock at an offering price of $6.38 per share and pre-funded warrants to purchase 1,250,000 shares of common stock at an offering price of $6.379 per pre-funded warrant. On February 2, 2026, we completed the February 2026 Offering for the issuance and sale of an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and February 2026 Offering. As of December 31, 2025, no shares underlying the pre-funded warrants had been exercised. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, U.S. federal government shutdowns, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic;
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
▪
the timing and outcomes of clinical trials for evorpacept and ALX2004, and any of our other product candidates, or competing product candidates;
▪
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
▪
competition from existing and potential future products that compete with evorpacept, ALX2004 and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
▪
any delays in regulatory review or approval of evorpacept, ALX2004 or any of our other product candidates;
▪
the level of demand for evorpacept, ALX2004 and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
▪
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with evorpacept, ALX2004 and any of our other product candidates;
▪
our ability to commercialize evorpacept, ALX2004, and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
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
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, interest rate changes, uncertainty in the financial services industry, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, U.S. federal government shutdowns, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, war and instability in Israel and the surrounding region, and bank failures or instability in the financial services sector on the global economy.

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

On October 10, 2023, we completed the October 2023 Offering and on February 2, 2026, we completed the February 2026 Offering. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and February 2026 Offering. As of December 31, 2025, no shares underlying the pre-funded warrants had been exercised. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our 2025 Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Sales of equity securities may be made under our 2025 Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and the February 2026 Offering. As of December 31, 2025, no shares underlying the pre-funded warrants had been exercised. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In the past, we experienced material weaknesses in our internal control over financial reporting, which have since been remediated for a number of years. If in the future, we have a material weakness in our internal controls over financial reporting, we may not be able to prevent or detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm, if required, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, as long as such attestation report is required pursuant to such section by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. As discussed above, we have identified material weaknesses in the past which have since been remediated for a number of years. However, our remediation of previous material weaknesses may not prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel to manage our risk assessment and mitigation processes, including our Chief Accounting Officer (CAO), who serves as our acting Chief Information Security Officer (CISO), as well as external information technology consultants who help manage our information technology systems and our information security.

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

Our CAO and acting CISO, who reports to our President, is responsible for the day-to-day management of our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above, with the assistance of and informed by our consultants. Our CAO and acting CISO, who has many years of senior management and operational oversight at emerging technology companies, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the day-to-day management of our information technology consultants, which includes engaging with information provided by the consultants, automated monitoring and detection systems, and other tools and processes defined by our cybersecurity policies.

Our CAO and acting CISO provides periodic briefings to our executive officers regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our CAO and acting CISO also provides periodic briefings to the board of directors, including the audit committee, on cybersecurity risks and activities.

Item 2. Properties.

Our principal executive office is located in South San Francisco, California. We currently lease 10,000 square feet of office space in South San Francisco, California, under a lease that expires in 2026, and 11,074 square feet of office and laboratory space in Palo Alto, California, under a lease that expires in 2030. We believe that we have sufficient space to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 2, 2026, there were 127 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis generally addresses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 6, 2025. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biotechnology company advancing a pipeline of novel therapies designed to treat cancer and extend patients’ lives. Our clinical pipeline includes two clinical-stage product candidates, the CD47 blocker evorpacept and an epidermal growth factor receptor (EGFR)-targeted antibody drug candidate (ADC) ALX2004. Our lead product candidate, evorpacept, has demonstrated potential to serve as a cornerstone therapy upon which the future of immuno-oncology can be built. Evorpacept is currently being evaluated in combination with trastuzumab and chemotherapy in patients with metastatic HER2-positive breast cancer in the Phase 2 ASPEN-09-Breast clinical trial and is also being studied in clinical trials with other targeted anti-cancer antibodies. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. Our second pipeline candidate, ALX2004, is a novel EGFR-targeted antibody-drug conjugate with a differentiated mechanism of action entered into a Phase 1 clinical trial in August 2025.

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

Data from the randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluates the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) (Evo-TRP), versus trastuzumab, ramucirumab, and paclitaxel (TRP) in second line or later human epidermal growth factor receptor 2 (HER2)-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. The full data set was previously presented. Results from a pre-planned exploratory analysis were presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting:

▪
In a pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer, CD47 overexpression was identified as a key predictive biomarker for response and durable benefit in patients with retained HER2 expression. Retained HER2 expression is defined as patients who are HER-2 positive on a tumor biopsy after receiving a HER2-targeted treatment or by HER2 amplification by circulating tumor DNA (ctDNA). The data was highlighted as part of a poster presentation at the SITC Annual Meeting in November 2025.
o
In patients with retained HER2-positive and CD47-high gastric cancer (n=43), Evo-TRP had a 65.0% objective response rate (ORR) versus 26.1% ORR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer (n=47), Evo-TRP had a 37.5% ORR compared to 26.1% ORR for TRP.

o
The duration of response (DOR) was three times longer in the Evo-TRP arm relative to TRP in these patients. Evo-TRP had a median DOR (mDOR) of 25.5 months versus 8.4 months mDOR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer, had an mDOR of 11.2 months for Evo-TRP compared to 12 months for TRP. Progression free survival (PFS) and overall survival (OS) data were evaluated in these patients. Treatment with Evo-TRP resulted in a median PFS (mPFS) of 18.4 months versus 7.0 months for TRP, hazard ratio (HR) of 0.39. Treatment with Evo-TRP resulted in a median OS (mOS) of 17 months versus 9.9 months for TRP, HR of 0.70.

Evorpacept has been combined in clinical trials with multiple anti-cancer antibodies in addition to trastuzumab including the CD20-targeted antibody rituximab, the CD38-targeted antibody isatuximab-irfc, and the HER2-targeted bispecific antibody zanidatamab. Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL); the Phase 1/2 investigator-sponsored trial (IST) of evorpacept in combination with rituximab and lenalidomide in patients with relapsed refractory B-cell NHL (R/R B-NHL) and subsequently, in patients with newly diagnosed indolent B-cell NHL (iNHL); and the Phase 1b/2 trial of evorpacept with zanidatamab in patients with HER2-positive breast cancer provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

Our second product candidate is ALX2004, a novel EGFR-targeted ADC. ALX2004 was created from our proprietary linker-payload library and fully designed and developed in-house by our scientists. ALX2004 comprises a matuzumab-derived affinity-selected EGFR antibody backbone engineered for optimal activity as an ADC, a proprietary topoisomerase I inhibitor payload with enhanced bystander effect, and a linker with enhanced stability. EGFR is clinically validated as a therapeutic target with several U.S. Food and Drug Administration (FDA)-approved targeted antibodies and small molecules. However, there are currently no approved EGFR-targeted ADCs and early-generation attempts to develop EGFR-targeted ADCs were limited by drug design, on-target off-tumor toxicities and toxicity of older generation payloads.

We are engaged in the following clinical programs, collaborations, and investigator-sponsored trials:

Evorpacept

Combination with the HER2-targeted antibody trastuzumab

▪
ASPEN-09-Breast – HER2+ Breast Cancer
o
In March 2025, we announced intent to initiate a randomized Phase 2 clinical trial evaluating evorpacept in combination with trastuzumab and chemotherapy for the treatment of patients with HER2-positive metastatic breast cancer after prior treatment with fam-trastuzumab deruxtecan-nxki.
o
In August 2025, we announced that based on the magnitude of benefit in patients with high CD47 expression in HER2-positive gastric cancer, the ASPEN-09-Breast study in HER2-positive breast cancer evaluating evorpacept in combination with trastuzumab and chemotherapy has been amended to a single-arm design in all previously treated HER2 positive patients and will be evaluated by CD47 expression.
o
In January 2026, we announced that the first patient had been dosed in the trial.
▪
ASPEN-06 – Gastric/GEJ Cancer
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

o
In July 2024, we announced the topline data from our ASPEN-06 Phase 2 clinical trial. This topline data reported results from 127 randomized patients with second and third line gastric/GEJ cancer and was generally well-balanced across arms based on prespecified stratification factors including line of therapy, prior ENHERTU® use, Asia region, tumor location (GC or GEJ), HER2 expression level, and having HER2-positive disease based upon a tissue biopsy after anti-HER2 treatment. A confirmed ORR of 40.3% was demonstrated for the Evo-TRP treatment arm compared to 26.6% for the TRP control arm. The mDOR was 15.7 months for the Evo-TRP treatment arm and 7.6 months for the TRP control arm in the full trial population. In patients with fresh HER2-positive biopsies (n=48), Evo-TRP demonstrated an ORR of 54.8% compared to 23.1% for the TRP control.
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
o
In November 2025, we presented a pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer in which CD47 overexpression was identified as a key predictive biomarker for response and durable benefit in patients with retained HER2 expression.
•
In patients with retained HER2-positive and CD47-high gastric cancer (n=43), Evo-TRP had a 65.0% ORR versus 26.1% ORR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer (n=47), Evo-TRP had a 37.5% ORR compared to 26.1% ORR for TRP.
•
The DOR was three times longer in the Evo-TRP arm relative to TRP in these patients. Evo-TRP had an mDOR of 25.5 months versus 8.4 months mDOR for TRP, while patients with retained HER2-positive and CD47-low gastric cancer, had an mDOR of 11.2 months for Evo-TRP compared to 12 months for TRP. PFS and OS data were evaluated in these patients. Treatment with Evo-TRP resulted in an mPFS of 18.4 months versus 7.0 months for TRP, HR of 0.39. Treatment with Evo-TRP resulted in an mOS of 17 months versus 9.9 months for TRP, HR of 0.70.

Combination with the EGFR-targeted antibody cetuximab

▪
ASPEN-CRC – Colorectal Cancer (CRC)
o
In March 2025, we announced intent to initiate a Phase 1b study evaluating evorpacept in combination with the EGFR-targeted antibody cetuximab and FOLFIRI for the treatment of patients with second-line metastatic CRC.
o
In August 2025, we streamlined evorpacept development program to focus our resources on the ASPEN-09-Breast trial and paused the ASPEN-CRC study announced earlier in March 2025.

Collaborations and Investigator-Sponsored Trials (ISTs)

Combination with the HER2-targeted bispecific, zanidatamab, and HER2-targeted ADC, fam-trastuzumab deruxtecan-nxki

▪
Jazz Pharmaceuticals plc – Breast Cancer
o
Our collaborator, Jazz Pharmaceuticals plc (Jazz), sponsored and managed the Phase 1b/2 trial of zanidatamab, a HER2-targeted anti-cancer antibody, for the treatment of advanced HER2-expressing breast cancer and other solid tumors in combination with evorpacept (Zanidatamab Trial). We announced the dosing of the first patient in this trial in October 2021.
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
o
In January 2026, we announced that an exploratory biomarker analysis showed responses in the trial were largely restricted to patients with higher CD47 expression.

Combination with the CD20-targeted antibody rituximab

▪
MD Anderson Cancer Center – Non-Hodgkin Lymphoma
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
o
In December 2025, data for the Phase 2 portion of this trial, which enrolled patients with untreated indolent NHL was presented at the 2025 American Society of Hematology Annual Meeting. The combination of evorpacept with R2 generated complete responses in 92% of patients comparing favorably to an approximate 50% historical complete response rate for R2 alone.

Combination with the CD38-targeted antibody isatuximab-irfc

▪
Sanofi – Multiple Myeloma
o
In April 2023, we announced a collaboration with Sanofi who will sponsor and manage a Phase 1/2 trial of SARCLISA® (isatuximab-irfc), an anti-cancer antibody, and dexamethasone in combination with evorpacept for the treatment of patients with relapsed or refractory multiple myeloma. We announced the dosing of the first patient in September 2024.
o
In August 2025, we announced that the dose escalation portion of this trial was complete and Sanofi had begun the dose optimization portion of the trial.

Based on our clinical results to date in multiple oncology indications that show encouraging anti-tumor activity and tolerability, our strategy is to pursue evorpacept as a potentially critical component of future oncology treatments in combination with anticancer antibodies.

ALX2004

▪
In March 2025, we filed an investigational new drug (IND) application for our first ADC program, ALX2004 and in April 2025, the FDA cleared the IND to evaluate ALX2004 in a Phase 1 clinical trial for patients with EGFR-expressing solid tumors.

▪
In August 2025, we announced the dosing of the first patient in the first-in-human, open-label multi-center Phase 1 clinical trial of ALX2004 for the treatment of advanced or metastatic select EGFR-expressing solid tumors.
▪
In January 2026, we announced that the trial had begun enrolling patients in the third dose cohort at 4 mg/kg after successfully clearing the second dose cohort. No dose-limiting toxicities were observed in the first two dose cohorts.

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

From inception through December 31, 2025, we have raised an aggregate of $644.8 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our registered offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement (as defined below), $58.9 million were net proceeds from our registered offering in October 2023, and $31.4 million were net proceeds from our at-the-market (ATM) offering. After December 31, 2025, we also raised $140.4 million in net proceeds from our registered offering in February 2026. For more information on the funding of our operations since inception, see section titled “—Liquidity and Capital Resources; Plan of Operations—Funding Requirements” included elsewhere in this Annual Report on Form 10-K.

We have incurred net losses in each year since inception. Our net losses were $101.7 million, $134.9 million and $160.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $722.8 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Results of Operations and Net Loss

Comparisons of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$76,996	$116,373	$(39,377)	-34%
General and administrative	23,850	26,094	(2,244)	-9%
Impairment charge	3,175	—	3,175	100%
Total operating expenses	104,021	142,467	(38,446)	-27%
Loss from operations	(104,021)	(142,467)	38,446	-27%
Interest income	3,964	9,366	(5,402)	-58%
Interest expense	(1,602)	(1,729)	127	-7%
Other income (expense), net	(36)	(20)	(16)	80%
Net loss	$(101,695)	$(134,850)	$33,155	-25%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,		Change
	2025	2024	$	%
Clinical and development costs	$44,418	$61,868	$(17,450)	-28%
Preclinical costs	2,105	6,717	(4,612)	-69%
Personnel and related costs	17,037	23,085	(6,048)	-26%
Stock-based compensation expense	6,205	18,490	(12,285)	-66%
Other research costs	7,231	6,213	1,018	16%
Total research and development expenses	$76,996	$116,373	$(39,377)	-34%

R&D expenses decreased by $39.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to (i) a decrease of $17.5 million in clinical and development costs due to manufacturing of clinical trial materials, the majority of which was completed in early 2024, to support active clinical trials for our product candidate, evorpacept, (ii) a decrease of $12.3 million in stock-based compensation expense due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange, (iii) a decrease of $6.0 million in personnel and related costs primarily driven by the reduction in workforce in the first quarter of 2025, and (iv) a decrease of $4.6 million in preclinical costs due to pipeline prioritization strategy. These decreases were offset by an increase of $1.0 million in other research costs primarily due to a development milestone payment to ScalmiBio stockholders.

The future trend of our R&D expenses is dependent on our decision-making on which indications to pursue for future clinical development and the costs, timing, and outcomes of any future clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,		Change
	2025	2024	$	%
Personnel and related costs	$8,672	$7,619	$1,053	14%
Stock-based compensation expense	6,374	8,603	(2,229)	-26%
Other general and administrative costs	8,804	9,872	(1,068)	-11%
Total general and administrative expenses	$23,850	$26,094	$(2,244)	-9%

G&A expenses decreased by $2.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to (i) a decrease of $2.2 million in stock-based compensation expense primarily due to terminations from the reduction in workforce as well as modification from the December 2024 option exchange and (ii) a decrease of $1.1 million in other G&A costs such as legal patent fees, corporate consulting fees, and accounting consulting costs. This was offset by an increase of $1.1 million in personnel and related costs primarily driven by severance costs from the reduction in workforce and merit increases.

Impairment Charge

Impairment charge increased by $3.2 million for the year ended December 31, 2025. In May 2025, we made a decision to sublease our leased property in Palo Alto and are actively marketing the leased property for sublease. We recorded long-lived asset impairment charge based on the performed impairment analysis. There was no impairment charge for the year ended December 31, 2024.

Interest Income

Interest income decreased by $5.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to lower interest rates as well as lower cash and investment balances during the current year as compared to prior year.

Interest Expense

Interest expense decreased by $0.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to lower interest rates.

Other Income (Expense), Net

Other income (expense), net remained flat for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of December 31, 2025, we had cash, cash equivalents and investments of $48.3 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2025, we had an accumulated deficit of $722.8 million. We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
our ability to maintain our listing on Nasdaq; and
•
macroeconomic conditions and global economic environment, such as inflation, interest rate changes, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, U.S. federal government shutdowns, economic downturns, bank failures or instability in the financial services sector, or geopolitical risks, disasters, and medical or public health crises, such as the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

In December 2020, we completed our registered offering pursuant to a registration statement on Form S-1. In this registered offering, we issued and sold an aggregate of 2,737,000 shares of common stock, including the underwriters’ exercise in full of their overallotment option, under the registration statement at an offering price of $76.00 per share. Net proceeds were approximately $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million.

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

In October 2023, we completed a registered offering pursuant to the 2022 Shelf Registration Statement. In this registered offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at an offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of December 31, 2025, no shares underlying the pre-funded warrants had been exercised.

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

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available to us as of December 31, 2025. The term loans under the Loan Agreement mature on October 1, 2027. We began to make principal payments in equal monthly installments beginning on December 1, 2025.

On March 6, 2025, we filed a shelf registration statement with the SEC that became effective on April 24, 2025 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement replaced the 2022 Shelf Registration Statement and registered the unsold securities from the 2022 Shelf Registration Statement, including those available under the ATM program. From December 2021 to December 31, 2025, we sold an aggregate of 3,175,681 shares of common stock under our Sales Agreement for net proceeds of $31.4 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

On February 2, 2026, the Company completed a registered offering and issued an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. The Company received net proceeds of approximately $140.4 million, after deducting underwriting discounts and commissions of $9.0 million and other offering-related expenses of $0.6 million.

We believe our existing cash, cash equivalents and investments, including net proceeds from the February 2026 offering, will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2028. Additionally, the Company also has the ability to further utilize the ATM program. We have based these estimates on assumptions in which actuals may materially differ, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$(84,142)	$(121,912)	$(130,364)
Investing activities	82,586	86,256	44,657
Financing activities	362	30,817	59,291
Net decrease in cash, cash equivalents and restricted cash	$(1,194)	$(4,839)	$(26,416)

Operating Activities

In the year ended December 31, 2025, net cash used in operating activities of $84.1 million was attributable to a net loss of $101.7 million offset by an increase in net operating assets and liabilities of $0.3 million and non-cash charges of $17.2 million. The change in operating assets and liabilities was primarily driven by an increase in accounts payable and accrued expenses and other current liabilities of $2.3 million, primarily due to timing of invoices and payments, and an increase in other assets of $0.7 million. These increases were partially offset by a decrease in prepaid and other current assets of $0.7 million and a decrease in other non-current liabilities of $1.9 million. Non-cash charges consisted primarily of stock-based compensation expense of $12.6 million, an impairment charge of $3.2 million, non-cash lease costs of $1.7 million, and depreciation and amortization costs of $0.7 million offset by net amortization of premiums and accretion of discounts on investments of $1.2 million.

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

Investing Activities

In the year ended December 31, 2025, net cash provided by investing activities of $82.6 million was attributable to cash received for maturities of investments of $134.4 million, offset by purchases of short-term and long-term investments of $51.6 million and purchases of property and equipment of $0.2 million.

In the year ended December 31, 2024, net cash provided by investing activities of $86.3 million was attributable to cash received for maturities of investments of $194.1 million, offset by purchases of short-term and long-term investments of $107.4 million and purchases of property and equipment of $0.4 million.

Financing Activities

In the year ended December 31, 2025, net cash provided by financing activities of $0.4 million was attributable to proceeds from our ATM offering, net of commissions, of $1.7 million, offset by principal payments on finance leases of $0.9 million and principal payments on term loan of $0.4 million.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

We make judgments and estimates in determining the accrual balance related to our CMOs at the end of each reporting period based on discussion with internal personnel who work directly and meet regularly with the CMOs. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in reporting amounts that are too high or too low in any particular period. Through December 31, 2025, there have been no material differences from our accrued estimated expenses to the actual clinical trial and manufacturing development expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from our estimates, resulting in adjustments to clinical trial expense and manufacturing costs in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial position and results of our operations.

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

As of December 31, 2025, we had cash, cash equivalents and investments of $48.3 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of December 31, 2025, we had borrowings of $9.6 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company invests its cash equivalents in highly rated money market funds. The Company’s investments consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by our investment policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

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

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for services with payments denominated in foreign currencies, primarily the euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

ALX Oncology Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ALX Oncology Holdings Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California
March 9, 2026

ALX ONCOLOGY HOLDINGS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,373	$17,567
Short-term investments	28,417	110,190
Prepaid expenses and other current assets	5,937	6,595
Total current assets	50,727	134,352
Property and equipment, net	1,200	2,905
Long-term investments	3,494	3,524
Other assets	3,625	6,994
Total assets	$59,046	$147,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,914	$4,497
Payable and accrued liabilities due to related party	—	149
Term loan, current	5,217	435
Accrued expenses and other current liabilities	14,422	13,419
Total current liabilities	24,553	18,500
Term loan, non-current	4,532	9,469
Other non-current liabilities	3,980	6,188
Total liabilities	33,065	34,157
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 54,388,022 and 53,052,912 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	54	53
Additional paid-in capital	748,716	734,412
Accumulated other comprehensive income	28	275
Accumulated deficit	(722,817)	(621,122)
Total stockholders’ equity	25,981	113,618
Total liabilities and stockholders’ equity	$59,046	$147,775

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2025	2024	2023
Operating expenses:
Research and development	$76,996	$116,373	141,795
General and administrative	23,850	26,094	28,483
Impairment charge	3,175	—	—
Total operating expenses	104,021	142,467	170,278
Loss from operations	(104,021)	(142,467)	(170,278)
Interest income	3,964	9,366	10,649
Interest expense	(1,602)	(1,729)	(1,565)
Other income (expense), net	(36)	(20)	389
Loss before income taxes	(101,695)	(134,850)	(160,805)
Income tax provision	—	—	—
Net loss	$(101,695)	$(134,850)	(160,805)
Net loss per share, basic and diluted	$(1.90)	$(2.58)	$(3.74)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	53,658,399	52,174,904	42,987,767

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Net loss	$(101,695)	$(134,850)	$(160,805)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(247)	19	1,101
Total comprehensive loss	$(101,942)	$(134,831)	$(159,704)

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	40,861,386	$41	$589,735	$(845)	$(325,467)	$263,464
Issuance of common stock and pre-funded warrants in connection with equity offerings, net of underwriter discounts ($3,795) and issuance costs ($567)	8,663,793	9	58,878	—	—	58,887
Issuance of common stock under equity incentive plans	344,213	—	269	—	—	269
Issuance of common stock under employee stock purchase plan	82,597	—	523	—	—	523
Stock-based compensation	—	—	26,273	—	—	26,273
Unrealized gain on available-for-sale investments	—	—	—	1,101	—	1,101
Net loss	—	—	—	—	(160,805)	(160,805)
Balance as of December 31, 2023	49,951,989	50	675,678	256	(486,272)	189,712
Issuance of common stock under equity incentive plans	810,243	1	1,631	—	—	1,632
Issuance of common stock under employee stock purchase plan	91,138	—	351	—	—	351
Issuance of common stock through ATM offering, net of commissions ($839)	2,199,542	2	29,659	—	—	29,661
Stock-based compensation	—	—	27,093	—	—	27,093
Unrealized gain on available-for-sale investments	—	—	—	19	—	19
Net loss	—	—	—	—	(134,850)	(134,850)
Balance as of December 31, 2024	53,052,912	53	734,412	275	(621,122)	113,618
Issuance of common stock under equity incentive plans	294,454	—	14	—	—	14
Issuance of common stock under employee stock purchase plan	64,517	—	24	—	—	24
Issuance of common stock through ATM offering, net of commissions ($37)	976,139	1	1,687	—	—	1,688
Stock-based compensation	—	—	12,579	—	—	12,579
Unrealized loss on available-for-sale investments	—	—	—	(247)	—	(247)
Net loss	—	—	—	—	(101,695)	(101,695)
Balance as of December 31, 2025	54,388,022	$54	$748,716	$28	$(722,817)	$25,981

The accompanying notes are an integral part of these consolidated financial statements.

ALX ONCOLOGY HOLDINGS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Operating activities
Net loss	$(101,695)	$(134,850)	$(160,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,579	27,093	26,273
Depreciation and amortization	706	872	836
Non-cash lease costs	1,719	1,785	1,272
Net accretion of discounts on investments	(1,242)	(4,657)	(6,487)
Accretion of term loan discount and issuance costs	280	265	250
Impairment charge	3,175	—
Loss on disposal of fixed asset	—	10	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	658	(692)	(1,291)
Other assets	(686)	7,375	1,366
Accounts payable	421	(4,024)	458
Payable and accrued liabilities due to related party	(149)	(394)	(1,107)
Accrued expenses and other current liabilities	2,002	(12,624)	11,224
Other non-current liabilities	(1,910)	(2,071)	(2,353)
Net cash used in operating activities	(84,142)	(121,912)	(130,364)
Investing activities
Purchase of investments	(51,593)	(107,406)	(246,629)
Maturities of investments	134,391	194,109	292,560
Purchase of property and equipment	(212)	(447)	(1,274)
Net cash provided by investing activities	82,586	86,256	44,657
Financing activities
Proceeds from equity offerings, net of underwriter discounts ($3,795) and issuance costs ($567)	—	—	58,887
Proceeds from ATM offering, net of commissions	1,688	29,661	—
Proceeds from exercise of stock options under equity incentive plan	14	1,632	269
Proceeds from issuance of common stock under employee stock purchase plan	24	351	523
Principal payments on finance leases	(929)	(827)	(388)
Principal payments on term loan	(435)	—	—
Net cash provided by financing activities	362	30,817	59,291
Net decrease in cash, cash equivalents and restricted cash	(1,194)	(4,839)	(26,416)
Cash, cash equivalents and restricted cash at beginning of year	17,633	22,472	48,888
Cash, cash equivalents and restricted cash at end of period	$16,439	$17,633	$22,472

Supplemental disclosure
Cash paid for interest	$1,259	$1,387	$1,177

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$962	$1,158	$1,407
Right-of-use asset (modified) acquired under finance leases	$(182)	$1,309	$2,600

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$16,373	$17,567	$22,406
Restricted cash (included in other assets)	66	66	66
Total cash, cash equivalents and restricted cash	$16,439	$17,633	$22,472

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

As of December 31, 2025, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

The Company expects to incur additional losses in the future to conduct product candidate research and development and to conduct pre-commercialization activities and recognizes that the Company will likely be required to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the sale of additional equity, debt financings and/or strategic alliances with third parties. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional financing, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. The Company believes that the existing capital resources, which includes the capital raised during the February 2026 Offering (see Note 14), will be sufficient to fund the projected operating requirements for at least the next twelve months.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the estimated useful lives of long-lived assets, clinical and contract manufacturing accruals, fair value of assets and liabilities, fair value of investments, and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis based on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

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

Investments

Investments consist of money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt securities, and commercial paper. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments and long-term investments. The Company determines the appropriate classification of the investments at the time they are purchased and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments. The Company has elected to use transaction settlement date as the purchase date of investments.

The Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized within other income (expense), net in the consolidated statements of operations, and an allowance for credit loss is recorded on the consolidated balance sheets. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive loss, net of tax, as a separate component of consolidated stockholders’ equity.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

As of December 31, 2025 and 2024, the carrying amount of cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. The carrying amount of our non-current debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current SOFR rate plus a spread.

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

Equity issuance costs consist of certain legal, professional, accounting and third-party fees directly associated with in-process equity financings. These amounts are capitalized as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the equity financing. In the event an anticipated offering is terminated or significantly delayed, deferred offering costs will be immediately expensed as part of general and administrative expenses. As of December 31, 2025 and 2024, no deferred offering costs were included as prepaid expenses and other current assets on the consolidated balance sheets, and all offering costs were offset against offering proceeds and reclassified to additional paid-in capital on the consolidated balance sheets.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to nonemployees and external entities on behalf of the Company, such as consultants, central laboratories, contractors, collaborators, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, in connection with our preclinical and clinical development activities and expenses incurred in connection with license agreements. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and recorded in prepaid expenses and other current assets, and then expensed as the related goods are delivered or the services are performed.

Clinical and Contract Manufacturing Accruals

The Company records accruals for estimated costs of research, preclinical studies and clinical trials, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including CROs and CMOs. The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services. To assist in its estimates, the Company relies upon the receipt of timely and accurate reporting from its clinical and non-clinical studies and other third-party vendors.

The Company makes judgments and estimates in determining the accrual balance at the end of each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. Through December 31, 2025, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment, the actual services performed, and related costs may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based Compensation Expense

The Company incurs stock-based compensation expense primarily from stock options, restricted stock units, or RSUs, and ESPP purchase rights.

The Company estimates the fair value of stock options granted to employees, directors and non-employees and ESPP purchase rights using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying common stock on the date of grant. The grant-date fair value of RSUs is the fair value of the underlying stock on the award’s grant date.

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

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its chief executive officer. The Company manages its operations as a single operating segment. All of the Company’s long-lived assets are located in the United States. Refer to “Note 3. Segment Reporting” for further information.

Foreign Currency Transactions

The functional currency of the Company’s operation and each of its subsidiaries is U.S. dollars. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Expenses are translated at the average exchange rates prevailing during the applicable period. Foreign currency transaction gains and losses are included in the consolidated statements of operations and recorded in other income (expense), net, and were immaterial for the years ended December 31, 2025, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025 on a retrospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements. Refer to “Note 11. Income Taxes” for disclosure related to the adoption of ASU 2023-09.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11). ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 is effective for annual periods beginning after December 15, 2027 and interim periods beginning after December 15, 2028. Early adoption is permitted. The guidance can be applied either on a prospective basis or a retrospective basis to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (ASU 2025-12). ASU 2025-12 aims to make the Codification easier to understand and apply by making changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The guidance can be applied on a prospective or retrospective basis. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The CODM reviews cash, cash equivalents and investments as a measure of segment assets. As of December 31, 2025 and 2024, the Company’s cash, cash equivalents and investments were $48.3 million and $131.3 million, respectively.

The following table presents the significant segment expenses for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Research and development expenses:
Clinical and development costs	$44,418	$61,868	$99,362
Preclinical costs	2,105	6,717	3,682
Personnel and related costs	17,037	23,085	19,407
Stock-based compensation expense	6,205	18,490	14,665
Other research costs	7,231	6,213	4,679
Total research and development expenses	76,996	116,373	141,795
General and administrative expenses:
Personnel and related costs	8,672	7,619	7,100
Stock-based compensation expense	6,374	8,603	11,608
Other general and administrative costs	8,804	9,872	9,775
Total general and administrative expenses	23,850	26,094	28,483
Impairment charge:
Impairment of long-lived assets	3,175	—	—
Total impairment charge	3,175	—	—
Loss from operations	(104,021)	(142,467)	(170,278)
Interest income	3,964	9,366	10,649
Interest expense	(1,602)	(1,729)	(1,565)
Other income (expense), net	(36)	(20)	389
Net loss	$(101,695)	$(134,850)	$(160,805)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$14,682	$—	$—	$14,682
Short-term investments
U.S. Treasury securities	Level 1	5,462	5	—	5,467
U.S. government agency securities	Level 2	996	—	—	996
Corporate debt securities	Level 2	19,194	21	—	19,215
Commercial paper	Level 2	2,738	1	—	2,739
Long-term investments
Corporate debt securities	Level 2	3,493	1	—	3,494
Total		$46,565	$28	$—	$46,593

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$15,468	$—	$—	$15,468
Short-term investments
U.S. Treasury securities	Level 1	52,167	148	—	52,315
U.S. government agency securities	Level 2	3,101	6	—	3,107
Corporate debt securities	Level 2	52,657	122	—	52,779
Commercial paper	Level 2	1,988	1	—	1,989
Long-term investments
Corporate debt securities	Level 2	3,526	1	(3)	3,524
Total		$128,907	$278	$(3)	$129,182

The Company did not have any outstanding financial liabilities to be re-measured on a recurring basis as of December 31, 2025 and 2024.

The fair value of cash equivalents and available-for-sale investments by classification included in the consolidated balance sheets was as follows as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Cash equivalents	$14,682	$15,468
Short-term investments	28,417	110,190
Long-term investments	3,494	3,524
Total	$46,593	$129,182

Cash and cash equivalents in the above table excludes bank account cash of $1.7 million and $2.1 million as of December 31, 2025 and 2024, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Maturing in one year or less	$43,099	$125,658
Maturing after one year through five years	3,494	3,524
Total	$46,593	$129,182

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2025 and 2024 and there were no financial instruments classified as Level 3 as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, accrued interest receivable related to the Company’s investments of $0.3 million and $0.9 million, respectively, was included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2025, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of December 31, 2025 and 2024, no allowance for credit losses for the Company’s investments was recorded. As of December 31, 2025 and 2024, there were no securities in a continuous net unrealized loss position for more than 12 months. As of December 31, 2025 and 2024, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid clinical expenses	$4,020	$3,757
Prepaid expenses	1,069	1,343
Prepaid insurance	530	576
Interest and investment receivables	298	892
Other current assets	20	27
Total prepaid expenses and other current assets	$5,937	$6,595

Property and Equipment, Net

The following table presents the components of property and equipment, net as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Laboratory equipment	$1,844	$1,835
Leasehold improvements	709	2,509
Computer hardware and software	461	473
Furniture and fixtures	165	165
Property and equipment, gross	3,179	4,982
Less: accumulated depreciation	(1,979)	(2,077)
Property and equipment, net	$1,200	$2,905

Depreciation was $0.7 million, $0.9 million, and $0.8 million for years ended December 31, 2025, 2024 and 2023, respectively.

Other Assets

The following table presents the components of other assets, net as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Finance lease right-of-use assets	$1,513	$2,704
Operating lease right-of-use assets	1,159	4,023
Long-term prepaid clinical expenses	693	—
Other assets	149	200
Long-term prepaid contract manufacturing costs	111	67
Total other assets	$3,625	$6,994

Impairment of Long-Lived Assets

The Company has determined it operates in a single operating segment and has one reportable segment. The Company reviews for indicators of impairment on a quarterly basis, including changes in how its property is being used.

In May 2025, the Company made a decision to sublease its leased property in Palo Alto. The Company determined that the change in how this building was being used indicated impairment. The Company identified this property as a separate asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of this property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The lower fair value of this asset group was mainly due to the lower estimated sublease income compared to the lease payments in accordance with the initial operating lease agreement and higher discount rate. The Company applied a discounted cash flow method to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.5 million was lower than its net book value of $4.7 million. The Company recognized a pre-tax long-lived asset impairment charge of $3.2 million on the right-of-use asset and leasehold improvements. For the year ended December 31, 2025, the Company has recognized impairment of $3.2 million on the right-of-use asset and leasehold improvements.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accrued clinical and nonclinical study costs	$6,196	$3,858
Accrued compensation and related expenses	4,356	5,306
Other current liabilities	2,323	2,573
Accrued contract manufacturing	1,341	1,479
Accrued property and equipment	206	203
Total accrued expenses and other current liabilities	$14,422	$13,419

(6) LEASES

In May 2016, the Company entered into a pharmaceutical support services agreement, which included embedded leases that allowed the Company the right to direct the use of certain equipment. The embedded leases commenced in September 2020 and were set to expire in August 2023 with no stated option to extend the term. In May 2023, the Company entered into an addendum to extend the existing lease through May 2026 and lease additional number of certain equipment. In October 2023, the Company entered into an additional addendum to lease an additional number of certain equipment through May 2026. In June 2024, the Company entered into another addendum to extend the existing lease through July 2027 and lease additional number of certain equipment. In August 2025, the Company entered into an additional addendum to terminate a number of certain equipment. The Company classified the leases as finance leases.

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

As of December 31, 2025, the ROU assets recorded for operating leases and finance leases were $1.2 million and $1.5 million, respectively. As of December 31, 2024, the ROU assets recorded for operating leases and finance leases were $4.0 million and $2.7 million, respectively. The amounts were included in the other assets on the consolidated balance sheets (see “Note 5. Balance Sheet Components—Other Assets”).

The following table presents the maturities and balance sheet information of the Company’s operating and finance lease liabilities as of December 31, 2025 (in thousands, except lease term and discount rate):

	December 31, 2025
	Operating Leases	Finance Leases
2026	$1,187	$1,056
2027	912	616
2028	939	—
2029	967	—
2030	163	—
Thereafter	—	—
Total lease payments	4,168	1,672
Less: imputed interest	(706)	(113)
Total lease liabilities	$3,462	$1,559

Lease liabilities: current (i)	$901	$960
Lease liabilities: non-current (ii)	2,561	599
Total lease liabilities	$3,462	$1,559

Weighted average remaining lease term (in years)	3.9	1.6
Weighted average discount rate	9.5%	8.5%

(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the consolidated balance sheets.

The following table presents the components of lease costs for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Operating lease cost	$1,042	$1,244	$1,263
Variable lease cost and other, net (i)	516	560	461
Short-term lease cost	—	14	17
Finance lease cost:
Amortization of right-of-use assets	1,009	962	493
Interest	190	220	44
Total lease costs	$2,757	$3,000	$2,278

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

The following table presents the supplemental cash flow disclosures for cash paid for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,305	$1,267	$1,241
Operating cash flows from finance leases	$199	$205	$20
Financing cash flows from finance leases	$929	$827	$388
Right-of-use asset (modified) acquired under leases
Finance leases	$(182)	$1,309	$2,600

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

Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term Secured Overnight Financing Rate, or SOFR, and (ii) 2.33%, plus 6.25%. The minimum per annum interest rate is 8.58%. Interest on the term loans is payable monthly in arrears. The Company began making interest payments beginning on December 1, 2022 and principal payments in equal monthly installments beginning on December 1, 2025. The term loans mature on October 1, 2027.

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

The Company received net proceeds from issuance of the term loan of $9.3 million after deducting debt issuance costs of approximately $0.7 million. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the consolidated balance sheets. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the years ended December 31, 2025, 2024 and 2023, interest expense incurred in connection with the Loan Agreement was $1.3 million, $1.2 million, and $1.1 million, respectively.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of December 31, 2025, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2025, we were in compliance with all financial reporting covenants under the Loan Agreement.

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

The Company decided not to draw down on any portion of the $40.0 million available under the Loan Agreement by the deadline of June 30, 2024 and did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available as of December 31, 2025.

As of December 31, 2025, the future maturities under the Loan Agreement are as follows (in thousands):

December 31, 2025
2026	$5,217
2027	4,948
2028	—
2029	—
2030	—
Total future maturities	10,165
Less: current portion of term loan	(5,217)
Total term loan, net of current portion	4,948
Less: unamortized debt issuance costs	(324)
Less: unaccreted final payment costs	(92)
Term loan, non-current, net	$4,532

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2025 and 2024, the Company had 54,388,022 and 53,052,912 shares of common stock outstanding, respectively.

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

In December 2020, the Company consummated its registered offering and issued 2,737,000 shares of common stock for net proceeds of approximately $194.9 million, after deducting underwriting discounts and commissions of $12.5 million and offering-related expenses of $0.7 million.

In October 2023, the Company completed a registered offering and issued an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at an offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million.

Common stock reserved for future issuance as of December 31, 2025 consists of the following:

December 31, 2025
Stock options issued and outstanding	12,878,187
RSUs issued and outstanding	240,433
PSUs issued and outstanding	57,750
Stock options authorized for future issuance	2,578,855
Employee Stock Purchase Plan shares authorized for future issuance	1,440,263
Pre-funded warrants issued and outstanding	1,250,000
Total	18,445,488

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Sales Agreement), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market equity offering program (ATM Offering). In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of December 31, 2025, the Company had issued approximately 3,175,681 shares of common stock pursuant to the Sales Agreement for net proceeds of $31.4 million. The Company may terminate this ATM program at any time, pursuant to its terms.

Pre-Funded Warrants

As part of the October 2023 Offering, the Company issued pre-funded warrants to certain investors to purchase 1,250,000 shares of common stock in a registered offering at an offering price of $6.379 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.001 per share.

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

As of December 31, 2025, no shares underlying the pre-funded warrants had been exercised. All of the outstanding pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic net loss per share attributable to common stockholders (see “Note 12. Net Loss Per Share Attributable to Common Stockholders”).

(9) STOCK-BASED COMPENSATION

Equity Incentive Plans

2020 Equity Incentive Plan

On April 1, 2020, the board of directors (the Board) approved a new equity incentive plan, or the 2020 Equity Incentive Plan, that replaced the Company’s existing equity compensation plan, 2015 Share Award Scheme. The 2020 Equity Incentive Plan permitted the issuance of up to 4,379,139 shares of the Company’s common stock pursuant to awards granted under it, and authorized the award of stock options, restricted stock awards, stock appreciation rights and RSUs to employees, directors, and consultants.

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

All awards that are canceled, forfeited or expired are returned to the 2020 Plan and are available for grant in conjunction with the issuance of new awards. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over an agreed service period, usually four years. Certain stock options granted under the 2020 Plan provide option holders the right to elect to exercise unvested options in exchange for common stock. Such unvested common stock is subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the underlying repurchase right expires. These repurchase terms are considered to be a forfeiture provision. The cash received from employees for exercise of unvested options is treated as a refundable deposit and is classified as a liability on the consolidated balance sheets. At December 31, 2025, there was no such unvested early exercised options and related liability.

2025 Inducement Equity Incentive Plan

In January 2025, the Company adopted the 2025 Inducement Equity Incentive Plan, or the 2025 Plan. The 2025 Plan provides for the granting of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance units and performance shares. A total of 1,500,000 shares were reserved under the 2025 Plan.

The terms of the stock option agreements, including vesting requirements, are determined by the Board, subject to the provisions of the 2025 Plan. The term of the options generally expire, upon the earliest of (i) termination of continuous service for cause (ii) three months after the termination of continuous service for reasons other than cause, death or disability (iii) six months after the termination of continuous service due to disability (iv) six months after the employee’s death if the employee died during the period of continuous service (v) expiration date in the grant notice or (vi) the day before the tenth anniversary of the date of grant. The per share exercise price of the incentive stock options must equal at least the fair market value of a share underlying such options on the date of grant.

All awards that are canceled, forfeited or expired are returned to the 2025 Plan and are available for grant in conjunction with the issuance of new awards. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over an agreed service period, usually four years.

Shares Available for Grant

The following table provides a summary of shares available for grant under the 2020 Plan and 2025 Plan:

Total
Shares available for grant at December 31, 2024	642,557
Authorized	3,622,116
Granted	(7,394,675)
Canceled/forfeited	5,708,857
Shares available for grant at December 31, 2025	2,578,855

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

On January 1, 2025 and 2024, the number of shares available under the ESPP was increased by 530,529 and zero, respectively. As of December 31, 2025, 294,582 shares of common stock have been purchased under the ESPP, and the number of shares of common stock available for issuance under the ESPP was 1,440,263.

Stock Option Activity

The following table provides a summary of stock option activity under the 2020 Plan and 2025 Plan and related information:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	10,528,751	$10.04	6.23	$409
Granted	7,394,675	1.37
Exercised	(14,146)	1.01
Canceled/forfeited	(5,031,093)	7.51
Outstanding at December 31, 2025	12,878,187	$6.06	6.21	$830
Exercisable at December 31, 2025	6,087,380	$10.56	3.69	$31

The aggregate intrinsic values represent the total pre-tax intrinsic value of options outstanding and exercisable calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2025 and 2024. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 were a nominal amount, $2.6 million and $0.2 million, respectively.

Stock Option Valuation Assumptions

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock options at the date of the grant, and stock-based compensation is adjusted for actual forfeitures as they occur. The fair value of each option grant during the years ended December 31, 2025, 2024 and 2023 was estimated with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.2 - 6.1	4.1 - 6.1	5.3 - 6.1
Risk-free interest rate	3.6% - 4.7%	3.5% - 4.7%	3.5% - 4.7%
Expected dividend rate	0%	0%	0%
Expected stock price volatility	93.9% - 99.3%	86.5% - 95.1%	83.6% - 88.6%

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

Restricted Stock Unit Activity

The following table provides a summary of restricted stock unit (RSU) activity under the 2020 Plan and related information:

	Outstanding RSUs
	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	1,256,255	$12.89
Granted	—	—
Vested	(280,308)	12.29
Canceled/forfeited	(677,764)	13.15
Unvested as of December 31, 2025	298,183	$12.89

The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $0.3 million, $2.3 million and $2.8 million, respectively.

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

The Company determined that the performance conditions for one tranche of PSUs was achieved by the March 31, 2025 deadline. As a result, compensation expense of $0.8 million has been recognized related to this tranche of PSUs for the year ended December 31, 2025. The performance conditions for the other tranche of PSUs was not achieved as of March 31, 2025, and therefore, these awards were forfeited.

As of December 31, 2025, there were 57,750 PSUs outstanding and unvested.

Stock-based Compensation Expenses

Stock options granted are measured based on the grant-date fair value estimated using the Black-Scholes option pricing model. The grant-date fair value of RSUs is the fair value of the underlying stock on the award’s grant date. Compensation expense is recognized over the vesting period of the applicable awards on a straight-line basis. The weighted-average grant date fair value per share for stock options granted during the years ended December 31, 2025, 2024 and 2023 was $1.07, $4.10 and $4.44, respectively. The weighted-average grant date fair value per share for RSUs granted during the years ended December 31, 2024 and 2023 was $15.59 and $5.86, respectively. There were no RSUs granted during the year ended December 31, 2025.

Stock-based compensation expense includes stock options and RSUs and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Research and development	$6,205	$18,490	$14,665
General and administrative	6,374	8,603	11,608
Total	$12,579	$27,093	$26,273

As of December 31, 2025, there was unrecognized share-based compensation expense of $12.6 million, related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.7 years. There was unrecognized share-based compensation expense of $2.1 million, related to unvested RSUs which the Company expects to recognize over a weighted-average period of 1.3 years.

(10) RELATED-PARTY TRANSACTIONS

Tallac Service Agreement

On July 1, 2020, the Company entered into a research and development services agreement, or the Tallac Services Agreement, with Tallac Therapeutics, Inc., or Tallac, a related-party of the Company. The Company’s former Chief Scientific Officer was on the Board of Directors of Tallac. In addition, one of the Company’s investors was also an investor of Tallac. As such, Tallac was deemed to be a related-party. The Tallac Services Agreement provides that Tallac will provide certain preclinical research services to the Company for a service fee based on the costs incurred by Tallac plus a mark-up equal to 10.0% of such costs. The Tallac Services Agreement has an initial term of four years and is renewed automatically for additional one year terms thereafter. The Company records the payments for the research and development services as research and development, or R&D, costs within the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded zero, a nominal amount and $0.3 million, respectively, as R&D costs in relation to the Tallac Services Agreement. The Tallac Services Agreement was terminated on July 1, 2024.

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

The Company accounts for R&D costs in accordance with ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, the Company records its internal and third-party costs associated with the collaboration as R&D expenses as incurred. When the Company is entitled to reimbursement of the R&D expenses that it incurs under the collaboration, the Company records those reimbursable amounts as a reduction to R&D expenses. The Company also records as R&D expenses, the portion of Tallac’s expenses that the Company is obligated to reimburse, in the period when Tallac incurs such expenses. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.1 million, $0.8 million and $1.7 million, respectively, as R&D costs in relation to the Tallac Collaboration Agreement.

The Tallac Collaboration Agreement includes the right to set off clause, as such, the Company records the amount due to or reimbursable from Tallac on a net basis. As of December 31, 2025 and 2024, the Company had accrued expenses of zero and $0.1 million, respectively, related to the Tallac Collaboration Agreement which was presented within the payable and accrued liabilities due to related party on the consolidated balance sheets.

(11) INCOME TAXES

The U.S. domestic and international components of pre-tax loss for the years ending December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(101,198)	$(134,120)	$(159,766)
International	(497)	(730)	(1,039)
Loss before income taxes	$(101,695)	$(134,850)	$(160,805)

The federal and state provision (benefit) for income taxes consist of the following (in thousands):

Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
US Federal	$—	$—	$—
US State	—	—	—
Foreign	—	—	—
Total current tax expense (benefit)	—	—	—

Deferred tax expense (benefit):
US Federal	$—	$—	$—
US State	—	—	—
Foreign	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total income tax expense (benefit)
US Federal	$—	$—	$—
US State	—	—	—
Foreign	—	—	—
Total provision (benefit) for income taxes	$—	$—	$—

The Company has not recorded any income tax expense for the years ended December 31, 2025, 2024 and 2023.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

A reconciliation of the U.S. federal statutory income tax rate to the effective tax for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
At federal statutory income tax rate	$(21,356)	21.0%	$(28,318)	21.0%	$(33,769)	21.0%
State income taxes, net of federal effect	—	0.0%	—	0.0%	—	0.0%
Change in valuation allowance	19,155	-18.8%	31,496	-23.4%	62,964	-39.2%
Nontaxable or nondeductible items
Stock-based compensation	4,030	-4.0%	1,438	-1.1%	3,619	-2.3%
Nontaxable or nondeductible items	585	-0.6%	51	0.0%	18	0.0%
Changes in tax laws or rates	—	0.0%	—	0.0%	—	0.0%
Tax credits
Research & development credits	(2,444)	2.4%	(4,668)	3.4%	(7,056)	4.4%
Cross-border tax laws	(74)	0.1%	(101)	0.1%	(175)	0.1%
Worldwide changes in unrecognized tax benefits	—	0.0%	(107)	0.1%	52	0.0%
Foreign tax effects	104	-0.1%	153	-0.1%	218	-0.1%
Other
Rate benefit of reorganization	—	0.0%	—	0.0%	(25,862)	16.1%
Other	—	0.0%	56	0.0%	(9)	0.0%
Provision (benefit) for income taxes	$—	0.0%	$—	0.0%	$—	0.0%

The Company filed a change in tax status for ALX Oncology Limited in 2023. The reorganization resulted in an increase to capitalized R&D and other deferred tax assets, as well as a corresponding increase in valuation allowance.

State income taxes in California comprise the majority of the state income taxes, net of federal effect category for the years ended December 31, 2025, 2024 and 2023, respectively.

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Loss carryforwards	$71,139	$41,106
Research & other credits	26,968	23,455
Other	5,922	6,999
Accrued expenses	622	1,013
Stock options	6,908	8,380
Lease liabilities	1,055	1,486
Capitalized R&D	37,363	48,392
Fixed assets	266	—
Total deferred tax assets	150,243	130,831
Deferred tax liabilities:
Fixed assets	—	7
Lease ROU assets	561	1,413
Total deferred tax liabilities	561	1,420
Valuation allowance	(149,682)	(129,411)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that the Company’s management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, the Company’s management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by approximately $20.3 million and $33.1 million for the years ended December 31, 2025 and 2024, respectively.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$129,411	$96,288
Change related to continuing operations	20,271	33,123
Change related to acquisitions	—	—
Change related to OCI	—	—
Ending balance	$149,682	$129,411

Net operating losses and tax credit carryforwards as of December 31, 2025 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$305,441	Do Not Expire
Net operating losses, state	$68,993	2038-2040
Tax credits, federal	$22,797	2039-2045
Tax credits, state	$9,000	N/A
Net operating losses, foreign	$5,884	N/A

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

The unrecognized tax benefits as of December 31, 2025, 2024 and 2023 were $4.7 million, $4.1 million and $3.1 million, respectively. Future changes in the unrecognized tax benefits will not impact the effective tax rate due to the Company’s full valuation allowance.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$4,110	$3,120	$1,661
Additions/reversals based on tax positions of prior years	—	—	81
Increases related to current year tax positions	620	1,097	1,409
Settlements	—	—	—
Lapses in statutes of limitations	—	(107)	(31)
Ending balance	$4,730	$4,110	$3,120

During the years ended December 31, 2025, 2024 and 2023, no significant interest or penalties were required to be recognized relating to unrecognized tax benefits.

(12) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended
	December 31,
	2025	2024	2023
Numerator:
Net loss	$(101,695)	$(134,850)	$(160,805)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,658,399	52,174,904	42,987,767
Net loss per share, basic and diluted	$(1.90)	$(2.58)	$(3.74)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the years ended December 31, 2025, 2024 and 2023, because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2025	2024	2023
Stock options issued and outstanding	12,878,187	10,528,751	8,984,671
RSUs issued and outstanding	240,433	898,755	949,669
PSUs issued and outstanding	57,750	357,500	—
Total	13,176,370	11,785,006	9,934,340

(13) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2025.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. For the years ended December 31, 2025, 2024 and 2023, the Company had no pending or threatened litigation.

License Agreements

In March 2015, the Company entered into a license agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents relating to the Company’s current product candidates, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The Company paid Stanford a nonrefundable license royalty and reimbursed Stanford for past patent expenses, together totaling less than $0.1 million, and granted Stanford a specified number of shares of common stock of the Company. The Company is required to make milestone payments up to an aggregate of $5.0 million in respect of a specified number of licensed products that successfully satisfy certain clinical and regulatory milestones. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2021. There were no milestone payments recorded for the years ended December 31, 2025, 2024 and 2023.

In June 2016, the Company entered into a license agreement with Selexis SA, or Selexis, under which the Company obtained a worldwide, royalty-bearing, sublicensable license under certain patents, know-how and other intellectual property, to use Selexis generated cell lines to manufacture evorpacept, and to make, use and sell licensed product containing such compound in all fields of use. The Company paid Selexis a nominal one-time fee and will pay Selexis an annual maintenance fee. The Company also agreed to pay Selexis milestone payments up to an aggregate of 1.2 million Swiss Francs in respect of all licensed products developed and/or commercialized under the grant that successfully satisfies certain milestone events. The Company recorded a milestone payment of $0.1 million during the year ended December 31, 2021. There were no milestone payments recorded for the years ended December 31, 2025, 2024 and 2023.

In March 2017, the Company entered into an agreement with Crystal Bioscience Inc. (now a subsidiary of OmniAb, Inc.), or Crystal, under which the Company obtained an assignment of certain patents, covering certain SIRPα antibodies. Under this agreement, the Company also received a worldwide, royalty-bearing non-exclusive license, with the right to grant sublicenses through multiple tiers of sublicenses, under certain of Crystal’s background patents and know-how necessary to commercialize the rights under the assigned patents. The Company agreed to pay Crystal milestone payments up to $11.1 million in respect of all licensed products developed under the assigned patents, that successfully satisfy certain clinical and regulatory milestones, each milestone being paid only once for all products. The Company recorded the first milestone payment of $0.3 million during the year ended December 31, 2022. There were no milestone payments recorded for the years ended December 31, 2025, 2024 and 2023.

In October 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc. or ScalmiBio, with plans to develop new anti-cancer drug candidates based on ScalmiBio’s platform. Under the terms of the stock purchase agreement, the Company has agreed to pay up to $35.0 million, in aggregate, in certain milestones based on the clinical development of the acquired ScalmiBio technology and has also agreed to pay a low single digit royalty on net sales of any products developed from the ScalmiBio acquired technology for a defined term. The Company has the option to buy-out the royalty payment, prior to the first marketing approval of the developed product. The Company recorded the first milestone payment of $1.0 million during the year ended December 31, 2024 and the second milestone payment of $2.5 million during the year ended December 31, 2025.

In January 2024, the Company entered into a license agreement with WuXi Biologics Ireland, Ltd., or WuXi, under which the Company obtained a worldwide, non-exclusive, non-transferrable, sublicensable license under certain patents, know-how, and other intellectual property, to use WuXi developed cell lines to manufacture, develop, use and sell licensed product containing such compound in all fields of use. The Company agreed to pay WuXi milestone payments up to an aggregate of $3.2 million in respect of all licensed products developed and/or commercialized under the assigned patents that successfully satisfies certain milestone events. The Company recorded the first milestone payment of $0.2 million during the year ended December 31, 2024. There was no milestone payments recorded for the year ended December 31, 2025.

Other Contractual Obligations and Other Commitments

We have other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of December 31, 2025 (in thousands):

	December 31, 2025
	Total	2026	2027-2028	2029-2030	Thereafter
Manufacturing and service contracts	$1,247	$860	$387	$—	$—
Total	$1,247	$860	$387	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $0.3 million. In addition, the Company has commitments with two other pharmaceutical contract manufacturers, including certain future purchase obligations of approximately $0.8 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchase.

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

(14) SUBSEQUENT EVENTS

February 2026 Offering

On February 2, 2026, the Company completed a registered offering and issued an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. The Company received net proceeds of approximately $140.4 million, after deducting underwriting discounts and commissions of $9.0 million and other offering-related expenses of $0.6 million.

Appointment of Chief Medical Officer

On February 25, 2026, the Board of Directors appointed Barbara Klencke, M.D. to the office of Chief Medical Officer on a permanent basis. She has served as interim Chief Medical Officer since September 2025.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2025. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of our 2025 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our last fiscal quarter, none of our officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2025.

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

Exhibit Index

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39386	3.1	July 21, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39386	3.1	June 20, 2023

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 1, 2020.	S-1	333-239490	4.1	June 26, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-239490	4.2	June 26, 2020

4.3	Description of Securities.	10-K	001-39386	4.3	March 7, 2024

4.4	Form of Pre-Funded Warrant.	8-K	001-39386	4.1	October 6, 2023

4.5	Form of Pre-Funded Warrant.	8-K	001-39386	4.1	January 30, 2026

10.1#	Loan and Security Agreement, dated as of October 27, 2022, among Oxford Finance LLC, as collateral agent, the lenders from time to time party thereto, ALX Oncology Inc., Alexo Therapeutics International, and Sirpant Therapeutics, each as a borrower, and ALX Oncology Holdings Inc., as guarantor.	8-K	001-39386	10.1	October 31, 2022

10.1.1	Consent and First Amendment to Loan and Security Agreement, dated as of December 22, 2022.	10-K	001-39386	10.1.1	March 9, 2023

10.1.2#	Second Amendment to Loan and Security Agreement, dated as of May 31, 2023.	10-Q	001-39386	10.1	August 10, 2023

10.1.3	Third Amendment to Loan and Security Agreement, dated as of December 22, 2023, among Oxford Finance LLC, as collateral agent, the lenders party thereto, ALX Oncology Inc., as borrower, and ALX Oncology Holdings Inc., as guarantor.	8-K	001-39386	10.1	December 26, 2023

		INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.2	Sales Agreement, dated December 17, 2021, by and among ALX Oncology Holdings Inc., Cantor Fitzgerald & Co., and Credit Suisse Securities (USA) LLC.	8-K	001-39386	1.1	December 17, 2021

10.2.1#	Amendment No. 1 to the Sales Agreement with Cantor and Credit Suisse, dated August 25, 2023.	10-Q	001-39386	10.1	November 13, 2023

10.3+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-239490	10.1	June 26, 2020

10.4+	Amended and Restated 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-239490	10.2	July 13, 2020

10.5+	2025 Inducement Equity Incentive Plan and forms of agreement thereunder.	8-K	001-39386	10.1	January 21, 2026

10.6+	2020 Employee Stock Purchase Plan.	S-1/A	333-239490	10.3	July 13, 2020

10.7+^	Confirmatory Employment Letter between the Registrant and Jason Lettmann.	8-K	001-39386	10.1	September 6, 2023

10.8+	Confirmatory Offer Letter between the Registrant and Harish Shantharam.	10-K	001-39386	10.8	March 6, 2025

10.9+^	Confirmatory Offer Letter between the Registrant and Shelly Pinto.	10-K	001-39386	10.6	February 28, 2022

10.10+^	Offer Letter between the Registrant and Barbara Klencke.					X

10.11+	Executive Incentive Compensation Plan.	S-1/A	333-239490	10.9	July 13, 2020

10.12+	Form of Change in Control and Severance Agreement.					X

10.13	Exclusive (Equity) Agreement between the Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of March 24, 2015, as amended on April 24, 2015 and May 15, 2015.	S-1	333-239490	10.12	June 26, 2020

10.14+	Outside Director Compensation Policy.	10-Q	001-39386	10.3	May 8, 2025

19.1	Insider Trading Policy.	10-K	001-39386	19.1	March 6, 2025

21.1	List of subsidiaries of Registrant.	10-K	001-39386	21.1	March 6, 2025

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy.	10-K	001-39386	97.1	March 7, 2024

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

ALX ONCOLOGY HOLDINGS INC.

Date: March 9, 2026	By:	/s/ Jason Lettmann
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

Signature	Title	Date

/s/ Jason Lettmann	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2026
Jason Lettmann

/s/ Harish Shantharam	Chief Financial Officer (Principal Financial Officer)	March 9, 2026
Harish Shantharam

/s/ Shelly Pinto	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2026
Shelly Pinto

/s/ Corey Goodman	Chairman of the Board of Directors	March 9, 2026
Corey Goodman, Ph.D.

/s/ Daniel Curran	Director	March 9, 2026
Daniel Curran, M.D.

/s/ Scott Garland	Director	March 9, 2026
Scott Garland

/s/ Rekha Hemrajani	Director	March 9, 2026
Rekha Hemrajani

/s/ Alan Sandler	Director	March 9, 2026
Alan Sandler, M.D.

/s/ Chris H. Takimoto	Director	March 9, 2026
Chris H. Takimoto, M.D., Ph.D., FACP