Form 10-Q
period 2026-03-31
ALX ONCOLOGY HOLDINGS INC
filed 2026-05-08
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 134,562,917 shares of common stock outstanding, $0.001 par value per share.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$32,284	$16,373
Short-term investments	108,040	28,417
Prepaid expenses and other current assets	5,240	5,937
Total current assets	145,564	50,727
Property and equipment, net	1,050	1,200
Long-term investments	28,783	3,494
Other assets	2,931	3,625
Total assets	$178,328	$59,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,854	$4,914
Term loan, current	5,217	5,217
Accrued expenses and other current liabilities	11,107	14,422
Total current liabilities	20,178	24,553
Term loan, non-current	3,295	4,532
Other non-current liabilities	3,508	3,980
Total liabilities	26,981	33,065
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 134,540,741 and 54,388,022 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	135	54
Additional paid-in capital	892,201	748,716
Accumulated other comprehensive income (loss)	(245)	28
Accumulated deficit	(740,744)	(722,817)
Total stockholders’ equity	151,347	25,981
Total liabilities and stockholders’ equity	$178,328	$59,046

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$13,606	$23,888
General and administrative	5,360	7,932
Total operating expenses	18,966	31,820
Loss from operations	(18,966)	(31,820)
Interest income	1,182	1,483
Interest expense	(331)	(406)
Other income (expense), net	188	(11)
Net loss	$(17,927)	$(30,754)
Net loss per share, basic and diluted	$(0.17)	$(0.58)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	104,573,657	53,359,338

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(17,927)	$(30,754)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(273)	(157)
Total comprehensive loss	$(18,200)	$(30,911)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	54,388,022	$54	$748,716	$28	$(722,817)	$25,981
Issuance of common stock and pre-funded warrants in connection with equity offerings, net of underwriter discounts ($9,000) and issuance costs ($627)	76,979,112	77	140,296	—	—	140,373
Issuance of common stock from exercise of pre-funded warrants	2,563,507	3	—	—	—	3
Issuance of common stock under equity incentive plans	602,672	1	669	—	—	670
Issuance of common stock through ATM offering, net of commissions	7,428	—	11	—	—	11
Stock-based compensation	—	—	2,509	—	—	2,509
Unrealized loss on available-for-sale investments	—	—	—	(273)	—	(273)
Net loss	—	—	—	—	(17,927)	(17,927)
Balance as of March 31, 2026	134,540,741	135	892,201	(245)	(740,744)	151,347

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	53,052,912	$53	$734,412	$275	$(621,122)	$113,618
Issuance of common stock under equity incentive plans	125,920	—	—	—	—	—
Issuance of common stock through ATM offering, net of commissions	205,313	—	372	—	—	372
Stock-based compensation	—	—	5,216	—	—	5,216
Unrealized loss on available-for-sale investments	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(30,754)	(30,754)
Balance as of March 31, 2025	53,384,145	53	740,000	118	(651,876)	88,295

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(17,927)	$(30,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,509	5,216
Depreciation and amortization	150	211
Non-cash lease costs	388	478
Net accretion of discounts on investments	(199)	(526)
Accretion of term loan discount and issuance costs	68	67
Changes in operating assets and liabilities
Prepaid expenses and other current assets	697	1,894
Other assets	306	12
Accounts payable	(1,210)	(556)
Payable and accrued liabilities due to related party	—	(101)
Accrued expenses and other current liabilities	(3,012)	(97)
Other non-current liabilities	(418)	(507)
Net cash used in operating activities	(18,648)	(24,663)
Investing activities
Purchase of investments	(124,486)	(15,775)
Maturities of investments	19,500	43,480
Purchase of property and equipment	(50)	(60)
Net cash (used in) provided by investing activities	(105,036)	27,645
Financing activities
Proceeds from equity offering	150,000	—
Payments of issuance costs related to equity offering	(9,477)	—
Proceeds from ATM offering, net of commissions	11	372
Proceeds from exercise of stock options under equity incentive plan	670	—
Proceeds from exercise of pre-funded warrants	3	—
Principal payments on finance leases	(307)	(307)
Principal payments on term loan	(1,305)	—
Net cash provided by financing activities	139,595	65
Net decrease in cash, cash equivalents and restricted cash	15,911	3,047
Cash, cash equivalents and restricted cash at beginning of year	16,439	17,633
Cash, cash equivalents and restricted cash at end of period	$32,350	$20,680

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$912	$1,107
Equity issuance costs in accounts payable and accrued expenses	$150	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$32,284	$20,614
Restricted cash (included in other assets)	66	66
Total cash, cash equivalents and restricted cash	$32,350	$20,680

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

As of March 31, 2026, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

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

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (ASU 2025-12). ASU 2025-12 aims to make the Codification easier to understand and apply by making changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The guidance can be applied on a prospective or retrospective basis. The Company adopted ASU 2025-12 on January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11). ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 is effective for annual periods beginning after December 15, 2027 and interim periods beginning after December 15, 2028. Early adoption is permitted. The guidance can be applied either on a prospective basis or a retrospective basis to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

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

The CODM reviews cash, cash equivalents and investments as a measure of segment assets. As of March 31, 2026 and December 31, 2025, the Company’s cash, cash equivalents and investments were $169.1 million and $48.3 million, respectively.

The following table presents the significant segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development expenses:
Clinical and development costs	$8,280	$10,537
Preclinical costs	(65)	1,238
Personnel and related costs	3,175	7,563
Stock-based compensation expense	1,201	3,005
Other research costs	1,015	1,545
Total research and development expenses	13,606	23,888
General and administrative expenses:
Personnel and related costs	1,841	2,825
Stock-based compensation expense	1,308	2,211
Other general and administrative costs	2,211	2,896
Total general and administrative expenses	5,360	7,932
Loss from operations	(18,966)	(31,820)
Interest income	1,182	1,483
Interest expense	(331)	(406)
Other income (expense), net	188	(11)
Net loss	$(17,927)	$(30,754)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures.

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$24,285	$—	$—	$24,285
U.S. Treasury securities	Level 1	4,980	—	—	4,980
Corporate debt securities	Level 2	1,000	—	—	1,000
Short-term investments
U.S. Treasury securities	Level 1	27,551	3	(22)	27,532
Corporate debt securities	Level 2	68,919	2	(143)	68,778
Commercial paper	Level 2	11,748	—	(18)	11,730
Long-term investments
U.S. Treasury securities	Level 1	7,004	1	(10)	6,995
Corporate debt securities	Level 2	21,846	—	(58)	21,788
Total		$167,333	$6	$(251)	$167,088

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$14,682	$—	$—	$14,682
Short-term investments
U.S. Treasury securities	Level 1	5,462	5	—	5,467
U.S. government agency securities	Level 2	996	—	—	996
Corporate debt securities	Level 2	19,194	21	—	19,215
Commercial paper	Level 2	2,738	1	—	2,739
Long-term investments
Corporate debt securities	Level 2	3,493	1	—	3,494
Total		$46,565	$28	$—	$46,593

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Cash equivalents	$30,265	$14,682
Short-term investments	108,040	28,417
Long-term investments	28,783	3,494
Total	$167,088	$46,593

Cash and cash equivalents in the above table excludes bank account cash of $2.0 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Maturing in one year or less	$138,305	$43,099
Maturing after one year through five years	28,783	3,494
Total	$167,088	$46,593

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months ended March 31, 2026 and 2025 and there were no financial instruments classified as Level 3 as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, accrued interest receivable related to the Company’s investments of $1.0 million and $0.3 million was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of March 31, 2026, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of March 31, 2026 and 2025, no allowance for credit losses for the Company’s investments was recorded. As of March 31, 2026 and December 31, 2025, no securities were in a continuous net unrealized loss position for more than 12 months. As of March 31, 2026 and 2025, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid clinical expenses	$3,326	$4,020
Interest and investment receivables	989	298
Prepaid expenses	605	1,069
Prepaid insurance	295	530
Other current assets	25	20
Total prepaid expenses and other current assets	$5,240	$5,937

Property and Equipment, Net

The following table presents the components of property and equipment, net as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$1,844	$1,844
Leasehold improvements	709	709
Computer hardware and software	416	461
Furniture and fixtures	165	165
Property and equipment, gross	3,134	3,179
Less: accumulated depreciation	(2,084)	(1,979)
Property and equipment, net	$1,050	$1,200

Depreciation was $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Other Assets

The following table presents the components of other assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Finance lease right-of-use assets	$1,274	$1,513
Operating lease right-of-use assets	1,010	1,159
Long-term prepaid clinical expenses	386	693
Other assets	148	149
Long-term prepaid contract manufacturing costs	113	111
Total other assets	$2,931	$3,625

Impairment of Long-Lived Assets

The Company has determined it operates in a single operating segment and has one reportable segment. The Company reviews for indicators of impairment on a quarterly basis, including changes in how its property is being used.

In May 2025, the Company made a decision to sublease its leased property in Palo Alto. The Company is actively marketing the leased building for sublease. In connection with the preparation of these condensed consolidated financial statements, the Company determined that the change in how this building is being used could indicate impairment. The Company identified this to-be-sublet property as a separate asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The lower fair value of this asset group was mainly due to the lower estimated sublease income compared to the lease payments in accordance with the initial operating lease agreement and higher discount rate. The Company applied a discounted cash flow method to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.5 million was lower than its net book value of $4.7 million. The Company recognized a pre-tax long-lived asset impairment charge of $3.2 million on the right-of-use asset and leasehold improvements in the second quarter of 2025. For the three months ended March 31, 2026, the Company has recognized no impairment on the right-of-use asset and leasehold improvements.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued clinical and nonclinical study costs	$5,364	$6,196
Other current liabilities	2,225	2,323
Accrued compensation and related expenses	1,804	4,356
Accrued contract manufacturing	1,504	1,341
Accrued property and equipment	210	206
Total accrued expenses and other current liabilities	$11,107	$14,422

(6) LEASES

The Company has non-cancelable operating leases for its offices located in the U.S. As of March 31, 2026, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to two years after expiration. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the maturities and balance sheet information of the Company’s operating lease liabilities as of March 31, 2026 (in thousands, except lease term and discount rate):

	March 31, 2026
	Operating Leases	Finance Leases
2026	$855	$792
2027	912	616
2028	939	—
2029	967	—
2030	163	—
Thereafter	—	—
Total lease payments	3,836	1,408
Less: imputed interest	(627)	(81)
Total lease liabilities	$3,209	$1,327

Lease liabilities: current (i)	$813	$981
Lease liabilities: non-current (ii)	2,396	346
Total lease liabilities	$3,209	$1,327

Weighted average remaining lease term (in years)	3.7	1.3
Weighted average discount rate	9.6%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$227	292
Variable lease cost and other, net (i)	118	112
Short-term lease cost	—	—
Finance lease cost:
Amortization of right-of-use assets	239	262
Interest	31	55
Total lease costs	$615	$721

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

The following table presents the supplemental cash flow disclosures for cash paid for leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$332	$322
Operating cash flows from finance leases	$45	$77
Financing cash flows from finance leases	$307	$307

(7) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, as amended, the Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Loan Agreement, the Company drew an initial loan of $10.0 million. Under the original terms of the Loan Agreement, the Company had the right to draw an additional $40.0 million through the end of December 2023. In December 2023, the original terms of the Loan Agreement were amended to extend the draw deadline to June 2024. The original terms of the Loan Agreement provided for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Lenders’ sole discretion. The Company decided not to draw down on any portion of the $40.0 million available under the Loan Agreement by the deadline of June 30, 2024 and did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available as of March 31, 2026.

The proceeds of the loans may be used by the Company for working capital and to fund its general business requirements.

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 9, 2026.

During the three months ended March 31, 2026 and 2025, interest expense incurred in connection with the Loan Agreement was $0.3 million.

As of March 31, 2026, the Company was in compliance with all financial reporting covenants under the Loan Agreement.

As of March 31, 2026, the future maturities under the Loan Agreement are as follows (in thousands):

March 31, 2026
2026	$3,913
2027	4,948
2028	—
2029	—
2030	—
Total future maturities	8,861
Less: current portion of term loan	(5,217)
Total term loan, net of current portion	3,644
Less: unamortized debt issuance costs	(269)
Less: unaccreted final payment costs	(80)
Term loan, non-current, net	$3,295

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of March 31, 2026 and December 31, 2025, the Company had 134,540,741 and 54,388,022 shares of common stock outstanding, respectively, and no shares of undesignated preferred stock outstanding, respectively.

Common Stock

In February 2026, the Company completed a registered offering (the February 2026 Offering) and issued an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. Net proceeds were approximately $140.4 million, after deducting underwriting discounts and commissions of $9.0 million and offering-related expenses of $0.6 million.

Common stock reserved for future issuance as of March 31, 2026 consists of the following:

March 31, 2026
Stock options issued and outstanding	16,220,743
Restricted stock units (RSUs) issued and outstanding	149,177
Stock options authorized for future issuance	2,258,154
Employee Stock Purchase Plan shares authorized for future issuance	1,984,143
Pre-funded warrants issued and outstanding	17,260,613
Total	37,872,830

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of March 31, 2026, the Company had issued approximately 3,183,109 shares of common stock pursuant to the Sales Agreement for net proceeds of $31.4 million. The Company may terminate this ATM program at any time, pursuant to its terms.

Pre-Funded Warrants

In October 2023, the Company completed a registered offering (the October 2023 Offering) pursuant to a shelf registration statement, which provides for aggregate offerings of up to $450.0 million of the Company’s securities. As part of the October 2023 Offering, the Company issued pre-funded warrants (2023 Pre-Funded Warrants) to certain investors to purchase 1,250,000 shares of common stock at an offering price of $6.379 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.001 per share. Additional information regarding the 2023 Pre-Funded Warrants is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 9, 2026. As of March 31, 2026, zero shares underlying the 2023 Pre-Funded Warrants have been exercised.

As part of the February 2026 Offering, the Company issued pre-funded warrants (2026 Pre-Funded Warrants) to certain investors to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.001 per share.

The 2026 Pre-Funded Warrants were classified as equity and accounted for as a component of additional paid-in capital. These pre-funded warrants were classified as equity because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, these pre-funded warrants do not provide any guarantee of value or return. The Company valued the 2026 Pre-Funded Warrants at issuance, concluding that their offering price approximated their fair value, and allocated the aggregate net proceeds from the offering proportionately to the common stock and pre-funded warrants, including approximately $29.1 million allocated to the pre-funded warrants and recorded as a component of additional paid-in capital on the consolidated balance sheets.

The 2026 Pre-Funded Warrants are exercisable at any time after their original issuance. However, these pre-funded warrants include a separate provision whereby the exercisability of the pre-funded warrants may be limited if, upon exercise, the warrant holder (together with its affiliates) would beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s common stock. This threshold is subject to each warrant holder’s rights under its pre-funded warrants to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from such warrant holder to the Company. The pre-funded warrants do not have a stated expiration date and remain outstanding until exercised in full.

As of March 31, 2026, 2,563,507 shares underlying the 2026 Pre-Funded Warrants have been exercised.

The following table provides a summary of pre-funded warrants activity:

Number of Warrants
Outstanding as of December 31, 2025	1,250,000
Issued	18,574,120
Exercised	(2,563,507)
Expired	—
Outstanding as of March 31, 2026	17,260,613

Outstanding pre-funded warrants as of March 31, 2026 and 2025 consists of the following:

	March 31,
	2026	2025
2023 Pre-Funded Warrants	1,250,000	1,250,000
2026 Pre-Funded Warrants	16,010,613	—
Total outstanding	17,260,613	1,250,000

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

On January 1, 2026, the number of shares available under the 2020 Plan was increased by 2,175,521 shares.

2025 Inducement Equity Incentive Plan

In January 2025, the Company adopted the 2025 Inducement Equity Incentive Plan, or the 2025 Plan. The 2025 Plan provides for the granting of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

On January 21, 2026, the number of shares available under the 2025 Plan was increased by 1,300,000 shares.

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

The Company determined that the performance conditions for one tranche of PSUs was achieved by the March 31, 2025 deadline. For the three months ended March 31, 2026, the Company recognized compensation expense of $0.1 million related to this tranche of PSUs. The performance conditions for the other tranche of PSUs was not achieved as of March 31, 2025, and therefore, these awards were forfeited. As of March 31, 2026, there were no PSUs outstanding and unvested.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$1,201	$3,005
General and administrative	1,308	2,211
Total	$2,509	$5,216

(10) RELATED-PARTY TRANSACTIONS

The Company had several related-party agreements with Tallac Therapeutics, Inc., or Tallac. The details of these agreements are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 9, 2026. During the three months ended March 31, 2026, there were no material changes to these agreements.

Tallac Collaboration Agreement

During the three months ended March 31, 2026 and 2025, the Company recorded zero and $48 thousand, respectively, as R&D costs in relation to the collaboration agreement with Tallac, or the Tallac Collaboration Agreement.

As of March 31, 2026 and December 31, 2025, the Company had no accrued expenses related to the Tallac Collaboration Agreement.

(11) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(17,927)	$(30,754)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	104,573,657	53,359,338
Net loss per share, basic and diluted	$(0.17)	$(0.58)

The weighted average shares of common shares outstanding includes pre-funded warrants to purchase 17,260,613 shares of common stock and 1,250,000 shares of common stock for the three months ended March 31, 2026 and 2025, respectively.

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Stock options to purchase common stock	16,220,743	12,099,944
Unvested RSUs	149,177	594,552
Unvested PSUs	—	72,000
ESPP estimated shares issuable	4,570	37,684
Total	16,374,490	12,804,180

(12) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2026.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of March 31, 2026, the Company had no pending or threatened litigation.

License Agreements

In 2021, the Company entered into a stock purchase agreement with ScalmiBio, Inc., or ScalmiBio. The details of this agreement including the ongoing milestone and royalty payments to the former stockholders of ScalmiBio are described in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 9, 2026. During the three months ended March 31, 2026, there were no material changes to this agreement.

During the three months ended March 31, 2026 and 2025, the Company recorded no costs for payments relating to milestone achievements to the former stockholders of ScalmiBio.

Other Contractual Obligations and Other Commitments

The Company has other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of March 31, 2026 (in thousands):

	March 31, 2026
	Total	2026 (remaining nine months)	2027-2028	2029-2030	Thereafter
Manufacturing and service contracts	$1,795	$1,204	$591	$—	$—
Total	$1,795	$1,204	$591	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $0.1 million. In addition, the Company has commitments with two other pharmaceutical contract manufacturers and suppliers, including certain future purchase obligations of approximately $1.7 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(13) SUBSEQUENT EVENTS

Appointment of Chief Development and Operating Officer

Effective April 13, 2026, the Board of Directors appointed Jeff Knight as Chief Development and Operating Officer.

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

Overview

We are a clinical-stage biotechnology company advancing a pipeline of novel therapies designed to treat cancer and extend patients’ lives. Our clinical pipeline includes two clinical-stage product candidates, the CD47 blocker evorpacept and an epidermal growth factor receptor (EGFR)-targeted antibody drug candidate (ADC) ALX2004. Our lead product candidate, evorpacept, has demonstrated potential to serve as a cornerstone therapy upon which the future of immuno-oncology can be built. Evorpacept is currently being evaluated in combination with trastuzumab and chemotherapy in patients with metastatic HER2-positive breast cancer in the Phase 2 ASPEN-09-Breast clinical trial and is also being studied in clinical trials with other targeted anti-cancer antibodies. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. Our second pipeline candidate, ALX2004, is a novel EGFR-targeted antibody-drug conjugate with a differentiated mechanism of action and entered into a Phase 1 clinical trial in August 2025.

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

Data from the randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluated the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) (Evo-TRP), versus trastuzumab, ramucirumab, and paclitaxel (TRP) in second line or later human epidermal growth factor receptor 2 (HER2)-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. The full data set was previously presented. Results from a pre-planned exploratory analysis were presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting:

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

Evorpacept has been combined in clinical trials with multiple anti-cancer antibodies in addition to trastuzumab including the CD20-targeted antibody rituximab, the CD38-targeted antibody isatuximab-irfc, and the HER2-targeted bispecific antibody zanidatamab. Our earlier ASPEN-01 Phase 1 positive data in combination with rituximab in non-Hodgkin lymphoma (NHL); the Phase 1/2 investigator-sponsored trial (IST) of evorpacept in combination with rituximab and lenalidomide in patients with relapsed refractory B-cell NHL (R/R B-NHL) and subsequently, in patients with newly diagnosed indolent B-cell NHL; and the Phase 1b/2 trial of evorpacept with zanidatamab in patients with HER2-positive breast cancer provide additional support for the clinical validation of this mechanism of action and support exploring combinations of evorpacept with other anti-cancer antibodies.

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
o
In May 2026, exploratory biomarker analyses were presented at the ESMO Breast Cancer 2026 meeting. The exploratory analyses comprised 24 patients, including 10 with centrally confirmed HER2-positive (ccHER2-positive) disease. Seventeen of 24 samples were evaluable for CD47 expression, including samples from nine of the 10 ccHER2-positive patients. Patients received zanidatamab plus evorpacept at dosages of 20 mg/kg (n=3) or 30 mg/kg (n=21). As of the August 1, 2024 data cut-off, key findings from the analyses include:
▪
The confirmed objective response rate (cORR) among all 24 patients was 33% and the mPFS was 3.6 months.
▪
Patients with ccHER2-positive disease (n=10) had higher response rates, with a cORR of 60% and mPFS of 8.3 months.
▪
All of the patients (n=5/5) with ccHER2-positive disease and high CD47 expression (defined as total membrane staining of >20%) responded (including one complete response and four partial responses), with an mDOR of 20.2 months and mPFS of 22.1 months. In comparison, among the patients with ccHER2-positive disease and low CD47 expression (defined as total membrane staining of <20%), cORR was 25% (n=1/4) and mPFS was 3.4 months.

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

From inception through March 31, 2026, we have raised an aggregate of $785.2 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our registered offering in December 2020, $9.3 million were net proceeds from borrowings under the Loan Agreement (as defined below), $58.9 million were net proceeds from our registered offering in October 2023, $140.4 million in net proceeds from our registered offering in February 2026, and $31.4 million were net proceeds from our at-the-market (ATM) offering. For more information on the funding of our operations since inception, see section titled “—Liquidity and Capital Resources; Plan of Operations—Funding Requirements” included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred net losses in each year since inception. Our net losses were $17.9 million and $30.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $740.7 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Almost all of our research and development expenses to date have been related to the clinical development of our lead product candidate, evorpacept, the initiation and advancement of clinical trials of ALX2004, and development of potential product candidates. We expect to incur significant research and development expenses in the foreseeable future as we continue to invest in research and development activities related to progress on our existing product candidates. As our product candidates advance into later stages of development, we begin to conduct larger clinical trials. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

We anticipate that our general and administrative expenses will remain stable for the remainder of this year. Factors that may affect general administrative expenses include inflationary pressures, higher costs of consulting, legal, tax and regulatory-related services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission (SEC) requirements, audit and investor relations costs, director and officer insurance premiums and other costs associated with being a public company.

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

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$13,606	$23,888	$(10,282)	-43%
General and administrative	5,360	7,932	(2,572)	-32%
Total operating expenses	18,966	31,820	(12,854)	-40%
Loss from operations	(18,966)	(31,820)	12,854	-40%
Interest income	1,182	1,483	(301)	-20%
Interest expense	(331)	(406)	75	-18%
Other income (expense), net	188	(11)	199	-1809%
Net loss	$(17,927)	$(30,754)	$12,827	-42%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,		Change
	2026	2025	$	%
Clinical and development costs	$8,280	$10,537	$(2,257)	-21%
Preclinical costs	(65)	1,238	(1,303)	-105%
Personnel and related costs	3,175	7,563	(4,388)	-58%
Stock-based compensation expense	1,201	3,005	(1,804)	-60%
Other research costs	1,015	1,545	(530)	-34%
Total research and development expenses	$13,606	$23,888	$(10,282)	-43%

R&D expenses decreased by $10.3 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease of $4.4 million in personnel and related costs primarily driven by the reduction in workforce in early 2025, a decrease of $2.3 million in clinical and development costs primarily due to change in clinical development strategy reducing the number of active clinical trials in the current quarter compared to prior period, a decrease of $1.8 million in stock-based compensation expense due to terminations from the reduction in workforce, a decrease of $1.3 million in preclinical costs due to pipeline prioritization strategy, and a decrease of $0.5 million in other research costs.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,		Change
	2026	2025	$	%
Personnel and related costs	$1,841	$2,825	$(984)	-35%
Stock-based compensation expense	1,308	2,211	(903)	-41%
Other general and administrative costs	2,211	2,896	(685)	-24%
Total general and administrative expenses	$5,360	$7,932	$(2,572)	-32%

G&A expenses decreased by $2.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease of $1.0 million in personnel and related costs primarily driven by the reduction in workforce in early 2025, a decrease of $0.9 million in stock-based compensation expense due to terminations from the reduction in workforce, and a decrease of $0.7 million in other G&A costs from corporate legal costs.

Interest Income

Interest income decreased by $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decreases were primarily attributable to lower interest rates during first quarter of 2026 as compared to first quarter of 2025.

Interest Expense

Interest expense remained flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to similar interest rates during the periods.

Other Income (Expense), Net

Other income (expense), net increased by $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to insurance claim refund received during this period.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of March 31, 2026, we had cash, cash equivalents and investments of $169.1 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2026, we had an accumulated deficit of $740.7 million. We expect our expenses to incur significant expenses in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

In October 2023, we completed a registered offering pursuant to the 2022 Shelf Registration Statement. In this registered offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at an offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of March 31, 2026, no shares underlying these pre-funded warrants had been exercised.

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

We decided not to draw down on any portion of the $40.0 million available to us under the Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. As a result, only the $25.0 million tranche available at the Lenders’ sole discretion was available to us as of March 31, 2026. The term loans under the Loan Agreement mature on October 1, 2027. We began to make principal payments in equal monthly installments beginning on December 1, 2025.

On March 6, 2025, we filed a shelf registration statement with the SEC that became effective on April 24, 2025 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement replaced the 2022 Shelf Registration Statement and registered the unsold securities from the 2022 Shelf Registration Statement, including those available under the ATM program. From December 2021 to March 31, 2026, we sold an aggregate of 3,183,109 shares of common stock under our Sales Agreement for net proceeds of $31.4 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

On February 2, 2026, we completed a registered offering and issued an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. We received net proceeds of approximately $140.4 million, after deducting underwriting discounts and commissions of $9.0 million and other offering-related expenses of $0.6 million. As of March 31, 2026, 2,563,507 shares underlying these pre-funded warrants had been exercised.

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

Cash Flows

The following table presents a summary of the net cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(18,648)	$(24,663)
Investing activities	(105,036)	27,645
Financing activities	139,595	65
Net decrease in cash, cash equivalents and restricted cash	$15,911	$3,047

Operating Activities

In the three months ended March 31, 2026, net cash used in operating activities of $18.6 million was attributable to a net loss of $17.9 million and a change in our net operating assets and liabilities of $3.6 million, offset by non-cash charges of $2.9 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $4.2 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $0.7 million, (iii) a decrease in other non-current liabilities of $0.4 million and (iv) a decrease in other assets of $0.3 million. Non-cash charges consisted primarily of stock-based compensation expense of $2.5 million, non-cash lease costs of $0.4 million, and depreciation and amortization costs of $0.1 million, offset by net accretion of discounts on investments of $0.2 million.

In the three months ended March 31, 2025, net cash used in operating activities of $24.7 million was attributable to a net loss of $30.8 million, offset by a change in our net operating assets and liabilities of $0.6 million and by non-cash charges of $5.4 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable, payable and accrued liabilities due to related party, and accrued expenses and other current liabilities of $0.8 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $1.9 million and (iii) a decrease in other non-current liabilities of $0.5 million. Non-cash charges consisted primarily of stock-based compensation expense of $5.2 million, non-cash lease costs of $0.5 million, and depreciation and amortization costs of $0.2 million offset by net accretion of discounts on investments of $0.5 million.

Investing Activities

In the three months ended March 31, 2026, net cash used in investing activities of $105.0 million was attributable to cash received for maturities of investments of $19.5 million, offset by purchases of short-term and long-term investments of $124.5 million and purchases of property and equipment of $0.1 million.

In the three months ended March 31, 2025, net cash provided by investing activities of $27.6 million was attributable to cash received for maturities of investments of $43.5 million, offset by purchases of short-term and long-term investments of $15.8 million and purchases of property and equipment of $0.1 million.

Financing Activities

In the three months ended March 31, 2026, net cash provided by financing activities of $139.6 million was attributable to proceeds from equity offerings of $150.0 million, proceeds from exercise of stock options under equity incentive plan of $0.7 million, offset by payments for issuance costs related to equity offerings of $9.5 million, principal payments on term loan of $1.3 million, and principal payments on finance leases of $0.3 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.

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

As of March 31, 2026, we had cash, cash equivalents and investments of $169.1 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of March 31, 2026, we had borrowings of $8.3 million outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at a floating rate per annum equal to the greater of (i) 1-month term SOFR, and (ii) 2.33%, plus 6.25%. An immediate 10% change in the 1-month term SOFR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2026. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $17.9 million and $30.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $740.7 million. We have devoted substantially all of our resources and efforts to research and development. Our product candidates, evorpacept and ALX2004, are in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2026, we had cash, cash equivalents and investments of $169.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments and net proceeds of $140.4 million raised in our registered offering that closed in February 2026 (the February 2026 Offering) will be sufficient to fund our operations through the first half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq. Other than the loan and security agreement, or Loan Agreement, we entered into with Oxford Finance LLC, Oxford Finance Credit Fund II LP and Silicon Valley Bank, or SVB, collectively, the Lenders, in the fourth quarter of 2022 and most recently amended in December 2023, we do not have any committed external source of funds. Under the Loan Agreement, $25.0 million is available for us to draw down at the Lenders’ sole discretion as of March 31, 2026. SVB was closed in March 2023, and the FDIC was appointed as receiver to SVB. The FDIC created Silicon Valley Bridge Bank, or SVBB, as successor to SVB, which was acquired by First Citizens Bank, and is now operated as a division of First Citizens Bank, or SVB-First Citizens. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect one’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our Loan Agreement restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenue from any product sales, licenses or collaborations and do not expect to generate any revenue from the sale of product candidates in the foreseeable future. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

▪
successful and timely completion of preclinical and clinical development of our product candidates, evorpacept and ALX2004, and our other future product candidates;
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

In October 2022, we entered into the Loan Agreement, most recently amended in December 2023, under which we have borrowed $10.0 million. Under the Loan Agreement, $25.0 million is available for us to draw at the Lenders’ sole discretion as of March 31, 2026. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our product candidates, evorpacept and ALX2004, in our ongoing clinical trials. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of evorpacept in one or more of these indications, such as gastric/gastroesophageal junction, or GEJ, carcinoma, breast cancer, NHL or multiple myeloma. We cannot be certain that evorpacept will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy and potency, labeling, approval, sale, marketing and distribution of evorpacept is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize evorpacept, ALX2004 or any of our future product candidates, would materially harm our business, financial condition and results of operations. We are not permitted to market or promote evorpacept, ALX2004 or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. If we do not receive marketing approvals for evorpacept or ALX2004, we may not be able to continue our operations.

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

Data protection regulation in the United Kingdom is subject to some uncertainty. Although the European Commission granted “adequacy” status to the United Kingdom in June 2021, and personal information can flow from the European Union to the United Kingdom and back, the United Kingdom may change its policy with respect to the export of personal information to third countries, such as the United States. The United Kingdom made targeted amendments to the UK GDPR in the UK Data (Use and Access) Act 2025, or DUAA, which was enacted on June 19, 2025. The European Commission has renewed the UK’s adequacy decision after assessing the DUAA through December 2031, but it may be modified or revoked in the interim. In addition, in February 2022, the United Kingdom’s Information Commissioner’s Office issued new Standard Contractual Clauses for the transfer of personal information outside of the United Kingdom. The data transfers enforcement landscape and the longer-term stability of the EU-U.S. DPF and related programs remain uncertain, which could require us to modify our policies and practices and increase our compliance costs.

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

Additionally, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modified and augmented the CCPA significantly, effective as of January 1, 2023, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Numerous other states have proposed, and in certain cases enacted similar laws, including comprehensive privacy laws similar to the CCPA enacted in Alabama, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oklahoma, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Other states have proposed, and in certain cases enacted, legislation addressing privacy and cybersecurity in the context of specific subject matter such as biometrics and health-related personal information. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy, data security, and the collection, use, transfer, and other processing of data may increase our compliance costs and potential liability. Laws and regulations relating to these matters are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable laws and regulations relating to these matters is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms to address new and changing obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

We are aware of third-party patents and patent applications containing claims in the immuno-oncology field based on scientific approaches that are the same as or similar to our approach, including with respect to the targeting of the CD47 and signal regulatory protein alpha, or SIRPα, pathways, and others that are based on entirely different approaches. These patents and applications could potentially be construed to cover our product candidates and their use. For example, we are aware of U.S. patent 10,907,209 owned by University Health Network, or UHN, and The Hospital for Sick Children that may encompass certain therapies for the treatment of cancer using polypeptides comprising soluble human SIRPα, as well as related applications in other jurisdictions. This patent relates to the treatment of cancer with polypeptides comprising soluble human SIRPα. Pfizer, through its acquisition of Trillium Therapeutics, has an exclusive license to the U.S. patent and related applications. The European counterpart patent (EP 2 429 574) was subject to European Patent Office opposition proceedings, which resulted in the patent being upheld in amended form. Additionally, we are aware of a second European Patent (EP 2 995 315), a divisional of European patent (EP 2 429 574), granted to UHN and The Hospital for Sick Children. This patent relates to the eradication of hematological CD47+ cancer cells and tumors with polypeptides comprising soluble human SIRPα, or a CD47-binding fragment thereof. This patent was upheld as granted by the European Patent Office Opposition Division on November 28, 2025. This decision is currently under appeal. The patent claims of both EP 2 429 574 and EP 2 995 315 could potentially limit our ability to pursue evorpacept in certain indications in certain territories in the EU in the future unless we obtain a license under these patents, these patents are determined to be invalid or unenforceable by the European Patent Office or a national court in one or more relevant territories, these patents are revoked or otherwise limited by the European Patent Office or a national court, or until these patents expire. A license may however not be available on commercially reasonable terms or at all. With respect to U.S. patent 10,907,209, we believe that we do not infringe claims listed in this U.S. patent. Further, with respect to the development of our ALX2004 program, many companies have filed, and continue to file, patent applications related to ADCs and components thereof that are similar to our approach. As the biotechnology industry expands and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of March 31, 2026, we had 43 employees, including 28 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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
▪
political and economic instability, such as the geopolitical unrest and regional economic disruptions caused by Russia’s war with Ukraine, and war and instability in Israel, Iran, and the surrounding region, and including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions;
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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2025, we had net operating loss carryforwards of approximately $305.4 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryforwards will begin to expire beginning in 2038. Other limitations may apply under state law. For example, California legislation suspends the use of state net operating losses by taxpayers with net business income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our 2025 Shelf Registration Statement provides for aggregate offerings of up to $364.1 million of the Company’s securities inclusive of up to $119.1 million of shares of our common stock through the at-the-market, or ATM, offering. From December 2021 to March 31, 2026, we sold an aggregate of 3,183,109 shares of common stock under our ATM offering. On October 10, 2023, we completed a registered offering (the October 2023 Offering) for the issuance and sale of an aggregate of 8,663,793 shares of common stock at an offering price of $6.38 per share and pre-funded warrants to purchase 1,250,000 shares of common stock at an offering price of $6.379 per pre-funded warrant. On February 2, 2026, we completed the February 2026 Offering for the issuance and sale of an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and February 2026 Offering. As of March 31, 2026, 2,563,507 shares underlying the pre-funded warrants had been exercised. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
a weak or declining economy resulting from adverse macroeconomic conditions such as inflation, interest rate changes, uncertainty in the financial services industry, trade and other global disputes and interruptions, including related to tariffs and trade protection measures, U.S. federal government shutdowns, and any U.S. federal government debt default due to a failure to increase the debt ceiling; and
▪
the impact of outbreaks or public health crises, such as the COVID-19 pandemic, geopolitical unrest related to Russia’s conflict with Ukraine, war and instability in Israel, Iran, and the surrounding region, and bank failures or instability in the financial services sector on the global economy.

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

On October 10, 2023, we completed the October 2023 Offering and on February 2, 2026, we completed the February 2026 Offering. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and February 2026 Offering. As of March 31, 2026, 2,563,507 shares underlying the pre-funded warrants had been exercised. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our 2025 Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Sales of equity securities may be made under our 2025 Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and the February 2026 Offering. As of March 31, 2026, 2,563,507 shares underlying the pre-funded warrants had been exercised. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Our Loan Agreement with the Lenders restricts our ability to incur additional indebtedness without the consent of the Lenders. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our operations, and those of our service providers and suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical or public health crises, such as the COVID-19 pandemic, and other natural or man-made disasters such as the ongoing geopolitical unrest related to Russia’s war with Ukraine, war and instability in Israel, Iran, and the surrounding region, or business interruptions, for which we are partly uninsured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Despite our implementation of security measures, any of the computer systems and networks belonging to or used by us or our employees and our CROs and other third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our CROs’ or other third-party service providers’ operations could result in a material disruption of our drug discovery and development programs or other aspects of our operations. We may be more susceptible to security breaches and other security incidents while a large percentage of our employees continue to work from home for some portion of time because we and our service providers have less capability to monitor and enforce policies for those employees. Also, ongoing geopolitical unrest and related events such as Russia’s war with Ukraine and war and instability in Israel, Iran, and the surrounding region may subject us and our CROs and other third-party service providers to heightened risks of cyber-attacks and security breaches and incidents, any of which could materially disrupt our drug discovery and development programs or other aspects of our operations.

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

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.1+#	Confirmatory Offer Letter between the Registrant and Jeff Knight					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document. - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

ALX ONCOLOGY HOLDINGS INC.

Date: May 8, 2026	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Harish Shantharam
Harish Shantharam
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2026	By:	/s/ Shelly Wong
Shelly Wong
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)