Form 10-Q
period 2026-06-30
ALX ONCOLOGY HOLDINGS INC
filed 2026-08-06
CIK 1810182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 138,276,997 shares of common stock outstanding, $0.001 par value per share.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$22,687	$16,373
Short-term investments	115,542	28,417
Prepaid expenses and other current assets	5,228	5,937
Total current assets	143,457	50,727
Property and equipment, net	166	1,200
Long-term investments	15,147	3,494
Other assets	2,050	3,625
Total assets	$160,820	$59,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,022	$4,914
Term loan, current	—	5,217
Accrued expenses and other current liabilities	11,754	14,422
Total current liabilities	14,776	24,553
Term loan, non-current	9,705	4,532
Other non-current liabilities	152	3,980
Total liabilities	24,633	33,065
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 138,216,247 and 54,388,022 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	138	54
Additional paid-in capital	894,988	748,716
Accumulated other comprehensive income (loss)	(224)	28
Accumulated deficit	(758,715)	(722,817)
Total stockholders’ equity	136,187	25,981
Total liabilities and stockholders’ equity	$160,820	$59,046

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$13,138	$18,022	$26,744	$41,910
General and administrative	5,133	5,451	10,493	13,383
Lease termination (gain) and impairment charge	(238)	3,175	(238)	3,175
Total operating expenses	18,033	26,648	36,999	58,468
Loss from operations	(18,033)	(26,648)	(36,999)	(58,468)
Interest income	1,508	1,106	2,690	2,589
Interest expense	(285)	(405)	(616)	(811)
Other expense, net	(257)	(2)	(69)	(13)
Loss on debt extinguishment	(904)	—	(904)	—
Net loss	$(17,971)	$(25,949)	$(35,898)	$(56,703)
Net loss per share, basic and diluted	$(0.13)	$(0.49)	$(0.30)	$(1.05)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	135,639,684	53,445,631	120,097,125	54,031,176

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(17,971)	$(25,949)	$(35,898)	$(56,703)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	21	(82)	(252)	(239)
Total comprehensive loss	$(17,950)	$(26,031)	$(36,150)	$(56,942)

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	54,388,022	$54	$748,716	$28	$(722,817)	$25,981
Issuance of common stock and pre-funded warrants in connection with equity offerings, net of underwriter discounts ($9,000) and issuance costs ($627)	76,979,112	77	140,296	—	—	140,373
Issuance of common stock from exercise of pre-funded warrants	2,563,507	3	—	—	—	3
Issuance of common stock under equity incentive plans	602,672	1	669	—	—	670
Issuance of common stock through ATM offering, net of commissions	7,428	—	11	—	—	11
Stock-based compensation	—	—	2,509	—	—	2,509
Unrealized loss on available-for-sale investments	—	—	—	(273)	—	(273)
Net loss	—	—	—	—	(17,927)	(17,927)
Balance as of March 31, 2026	134,540,741	135	892,201	(245)	(740,744)	151,347
Issuance of common stock from exercise of pre-funded warrants	3,536,810	3	—	—	—	3
Issuance of common stock under equity incentive plans	106,583	—	73	—	—	73
Issuance of common stock under employee stock purchase plan	32,113	—	31	—	—	31
Stock-based compensation	—	—	2,683	—	—	2,683
Unrealized gain on available-for-sale investments	—	—	—	21	—	21
Net loss	—	—	—	—	(17,971)	(17,971)
Balance as of June 30, 2026	138,216,247	$138	$894,988	$(224)	$(758,715)	$136,187

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	53,052,912	$53	$734,412	$275	$(621,122)	$113,618
Issuance of common stock under equity incentive plans	125,920	—	—	—	—	—
Issuance of common stock through ATM offering, net of commissions	205,313	—	372	—	—	372
Stock-based compensation	—	—	5,216	—	—	5,216
Unrealized loss on available-for-sale investments	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(30,754)	(30,754)
Balance as of March 31, 2025	53,384,145	53	740,000	118	(651,876)	88,295
Issuance of common stock under equity incentive plans	84,099	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	38,533	—	15	—	—	15
Stock-based compensation	—	—	2,136	—	—	2,136
Unrealized loss on available-for-sale investments	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(25,949)	(25,949)
Balance as of June 30, 2025	53,506,777	$54	$742,150	$36	$(677,825)	$64,415

See accompanying notes to these condensed consolidated financial statements (unaudited).

ALX ONCOLOGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net loss	$(35,898)	$(56,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,192	7,352
Depreciation and amortization	236	402
Non-cash lease costs	737	933
Net accretion of discounts on investments	(540)	(837)
Accretion of term loan discount and issuance costs	134	136
Loss on early debt extinguishment	904	—
Gain on lease termination	(2,592)	—
Lease impairment charge	—	3,175
Loss on disposal of fixed assets	246	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	929	652
Other assets	307	(433)
Accounts payable	(1,975)	409
Payable and accrued liabilities due to related party	—	(109)
Accrued expenses and other current liabilities	(1,652)	(2,019)
Other non-current liabilities	(733)	(1,027)
Net cash used in operating activities	(34,705)	(48,069)
Investing activities
Purchase of investments	(130,240)	(41,177)
Maturities of investments	31,750	91,245
Purchase of property and equipment	(67)	(107)
Proceeds from sale of property and equipment	44	—
Net cash (used in) provided by investing activities	(98,513)	49,961
Financing activities
Proceeds from equity offering	150,000	—
Payments of issuance costs related to equity offering	(9,627)	—
Proceeds from ATM offering, net of commissions	11	372
Proceeds from exercise of stock options under equity incentive plan	743	—
Proceeds from issuance of common stock under employee stock purchase plan	31	15
Proceeds from exercise of pre-funded warrants	6	—
Principal payments on finance leases	(543)	(544)
Principal payments on term loan	(2,609)	—
Payments for early debt extinguishment	(8,176)	—
Proceeds from issuance of term loan	10,000	—
Payments of debt issuance costs	(104)	—
Net cash provided by (used in) financing activities	139,732	(157)
Net increase in cash, cash equivalents and restricted cash	6,514	1,735
Cash, cash equivalents and restricted cash at beginning of year	16,439	17,633
Cash, cash equivalents and restricted cash at end of period	$22,953	$19,368

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$26	$1,060
Debt issuance costs in accounts payable and accrued expenses	$193	$—
Right-of-use asset acquired under operating leases	$168	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$22,687	$19,302
Restricted cash (included in prepaid expenses and other current assets)	66	—
Restricted cash (included in other assets)	200	66
Total cash, cash equivalents and restricted cash	$22,953	$19,368

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

As of June 30, 2026, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized product revenues from its planned principal operations. The Company does not have manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.

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

The CODM reviews cash, cash equivalents and investments as a measure of segment assets. As of June 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents and investments were $153.4 million and $48.3 million, respectively.

The following table presents the significant segment expenses for the three months and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development expenses:
Clinical and development costs	$7,093	$11,834	$15,373	$22,371
Preclinical costs	524	618	459	1,856
Personnel and related costs	3,455	3,582	6,630	11,145
Stock-based compensation expense	1,278	840	2,479	3,845
Other research costs	788	1,148	1,803	2,693
Total research and development expenses	13,138	18,022	26,744	41,910
General and administrative expenses:
Personnel and related costs	1,855	1,876	3,696	4,701
Stock-based compensation expense	1,405	1,296	2,713	3,507
Other general and administrative costs	1,873	2,279	4,084	5,175
Total general and administrative expenses	5,133	5,451	10,493	13,383
Lease termination (gain) and impairment charge:
Lease termination (gain) and impairment charge	(238)	3,175	(238)	3,175
Total lease termination (gain) and impairment charge	(238)	3,175	(238)	3,175
Loss from operations	(18,033)	(26,648)	(36,999)	(58,468)
Interest income	1,508	1,106	2,690	2,589
Interest expense	(285)	(405)	(616)	(811)
Other expense, net	(257)	(2)	(69)	(13)
Loss on debt extinguishment	(904)	—	(904)	—
Net loss	$(17,971)	$(25,949)	$(35,898)	$(56,703)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures.

The following table presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$11,477	$—	$—	$11,477
Short-term investments
U.S. Treasury securities	Level 1	32,863	—	(78)	32,785
Corporate debt securities	Level 2	71,022	1	(121)	70,902
Commercial paper	Level 2	11,861	—	(6)	11,855
Long-term investments
U.S. Treasury securities	Level 1	4,779	—	(6)	4,773
Corporate debt securities	Level 2	10,388	—	(14)	10,374
Total		$142,390	$1	$(225)	$142,166

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	Level 1	$14,682	$—	$—	$14,682
Short-term investments
U.S. Treasury securities	Level 1	5,462	5	—	5,467
U.S. government agency securities	Level 2	996	—	—	996
Corporate debt securities	Level 2	19,194	21	—	19,215
Commercial paper	Level 2	2,738	1	—	2,739
Long-term investments
Corporate debt securities	Level 2	3,493	1	—	3,494
Total		$46,565	$28	$—	$46,593

The fair value of cash equivalents and available-for-sale investments by classification included in the condensed consolidated balance sheets was as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Cash equivalents	$11,477	$14,682
Short-term investments	115,542	28,417
Long-term investments	15,147	3,494
Total	$142,166	$46,593

Cash and cash equivalents in the above table excludes bank account cash of $11.2 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively.

The fair value of cash equivalents and available-for-sale investments by contractual maturity was as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Maturing in one year or less	$127,019	$43,099
Maturing after one year through five years	15,147	3,494
Total	$142,166	$46,593

The primary objective of the Company’s investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

There were no transfers of financial instruments between the fair value measurement levels during the three months and six months ended June 30, 2026 and 2025 and there were no financial instruments classified as Level 3 as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, accrued interest receivable related to the Company’s investments of $1.2 million and $0.3 million was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of June 30, 2026, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be maturity. As of June 30, 2026 and 2025, no allowance for credit losses for the Company’s investments was recorded. As of June 30, 2026 and December 31, 2025, no securities were in a continuous net unrealized loss position for more than 12 months. As of June 30, 2026 and 2025, the Company has not recognized any impairment losses on available-for-sale investments.

(5) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid clinical expenses	$2,810	$4,020
Interest and investment receivables	1,171	298
Prepaid expenses	658	1,069
Other current assets	542	20
Prepaid insurance	47	530
Total prepaid expenses and other current assets	$5,228	$5,937

Property and Equipment, Net

The following table presents the components of property and equipment, net as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Computer hardware and software	$416	$461
Laboratory equipment	299	1,844
Leasehold improvements	224	709
Furniture and fixtures	165	165
Property and equipment, gross	1,104	3,179
Less: accumulated depreciation	(938)	(1,979)
Property and equipment, net	$166	$1,200

Depreciation was $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation was $0.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

During the three months and six months ended June 30, 2026, the Company disposed of property and equipment, which consisted of laboratory equipment with a carrying amount of $0.4 million and leasehold improvements with a net carrying amount of $0.4 million, as a result of the Palo Alto lease termination (see Note 6 “Leases”). These disposals included sale of certain laboratory equipment for total proceeds of $0.2 million. For the three months and six months ended June 30, 2026, the Company incurred losses on disposal of fixed assets of $0.2 million.

Other Assets

The following table presents the components of other assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Finance lease right-of-use assets	$1,035	$1,513
Long-term prepaid clinical expenses	402	693
Operating lease right-of-use assets	235	1,159
Other assets	280	149
Long-term prepaid contract manufacturing costs	98	111
Total other assets	$2,050	$3,625

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued clinical and nonclinical study costs	$6,177	$6,196
Accrued compensation and related expenses	2,709	4,356
Other current liabilities	1,764	2,323
Accrued contract manufacturing	1,104	1,341
Accrued property and equipment	—	206
Total accrued expenses and other current liabilities	$11,754	$14,422

(6) LEASES

South San Francisco Lease

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

In May 2026, the Company entered into the first amendment to the lease agreement for the office space located in South San Francisco, California, which extended the lease term by six months from September 1, 2026 to February 28, 2027. This lease modification increase total lease payments by $0.2 million. The Company continues to classify the lease as an operating lease.

Palo Alto Lease

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

In May 2025, the Company made a decision to sublease its leased property in Palo Alto. The Company determined that the change in how this building is being used could indicate impairment. The Company identified this to-be-sublet property as a separate asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The Company applied a discounted cash flow method to estimate fair value of its right-of-use (ROU) asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the ROU asset and leasehold improvements of $1.5 million was lower than its net book value of $4.7 million. The Company recognized a pre-tax long-lived asset impairment charge of $3.2 million on the ROU asset and leasehold improvements in the second quarter of 2025.

Lease Termination

In May 2026, the Company entered into a lease termination agreement for the office and laboratory space located in Palo Alto, California. Pursuant to the lease termination agreement, the Company vacated the premises in June 2026 and paid total termination fees of $2.4 million, which included brokerage costs. Since the termination fees were not already included in the lease payments, the termination fees were recognized as a loss on lease termination. The Company derecognized operating lease liabilities of $3.8 million and operating lease assets of $1.3 million associated with the terminated lease, resulting in a gain of $2.5 million. The net impact is a gain on lease termination of $0.2 million, which was recorded within operating expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2026.

The following table presents the maturities and balance sheet information of the Company’s lease liabilities as of June 30, 2026 (in thousands, except lease term and discount rate):

	June 30, 2026
	Operating Leases	Finance Leases
2026	$189	$528
2027	57	616
2028	—	—
2029	—	—
2030	—	—
Thereafter	—	—
Total lease payments	246	1,144
Less: imputed interest	(2)	(55)
Total lease liabilities	$244	$1,089

Lease liabilities: current (i)	$244	$1,002
Lease liabilities: non-current (ii)	—	87
Total lease liabilities	$244	$1,089

Weighted average remaining lease term (in years)	0.7	1.1
Weighted average discount rate	3.7%	8.5%
(i)
Current lease liabilities are presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
(ii)
Non-current lease liabilities are presented within other non-current liabilities on the condensed consolidated balance sheets.

The following table presents the components of lease costs for the three months and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$136	$286	$363	578
Variable lease cost and other, net (i)	(40)	135	78	247
Short-term lease cost	30	—	30	—
Finance lease cost:
Amortization of right-of-use assets	239	261	478	523
Interest	27	50	58	105
Total lease costs	$392	$732	$1,007	$1,453

(i)
The variable lease cost and other, net is comprised primarily of common area maintenance charges or refunds for the operating lease, which are dependent on usage. These costs are classified as operating lease expense due to the election to not separate lease and non-lease components. These costs were not included within the measurement of the Company’s operating lease right-of-use assets and operating lease liabilities.

The following table presents the supplemental cash flow disclosures for cash paid for leases for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$519	$648
Operating cash flows from finance leases	$73	$128
Financing cash flows from finance leases	$543	$544
Right-of-use asset acquired under leases
Operating leases	$168	$—

(7) TERM LOAN

Oxford Finance and Silicon Valley Bank Loan

In October 2022, the Company entered into a loan and security agreement, as amended, the Oxford-SVB Loan Agreement, with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank, or SVB, collectively the Oxford-SVB Lenders, for a secured term loan facility of up to $100.0 million. Pursuant to the Oxford-SVB Loan Agreement, the Company drew an initial loan of $10.0 million. Under the original terms of the Oxford-SVB Loan Agreement, the Company had the right to draw an additional $40.0 million through the end of December 2023. In December 2023, the original terms of the Oxford-SVB Loan Agreement were amended to extend the draw deadline to June 2024. The original terms of the Oxford-SVB Loan Agreement provided for an additional $50.0 million over three tranches, with $12.5 million available in each of two tranches based upon the achievement of milestones related to the development of evorpacept and one preclinical product candidate, and $25.0 million at the Oxford-SVB Lenders’ sole discretion. The Company decided not to draw down on any portion of the $40.0 million available under the Oxford-SVB Loan Agreement by the deadline of June 30, 2024 and did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024.

The proceeds of the loans were permitted to be used by the Company for working capital and to fund its general business requirements.

During the three months ended June 30, 2026 and 2025, interest expense incurred in connection with the Oxford-SVB Loan Agreement was $0.2 million and $0.3 million, respectively. During the six months ended June 30, 2026 and 2025, interest expense incurred in connection with the Oxford-SVB Loan Agreement was $0.5 million and $0.7 million, respectively.

On June 25, 2026, all outstanding principal, interest and other amounts owed under the Oxford-SVB Loan Agreement totaling to $8.2 million were paid off as part of a refinancing in connection with entry into the HSBC Loan Agreement.

HSBC Loan

On June 25, 2026, the Company’s wholly-owned subsidiary, ALX Oncology Inc. (the Borrower), entered into a loan and security agreement, the HSBC Loan Agreement, with HSBC Ventures USA Inc., or HSBC, the HSBC Lender, for a secured multi-tranche term loan facility of up to $50.0 million. Pursuant to the HSBC Loan Agreement, the Borrower drew an initial loan of $10.0 million at closing, the proceeds of which were used to refinance the existing Oxford-SVB Loan Agreement and to pay closing fees and expenses. Under the HSBC Loan Agreement, subject to the satisfaction of customary conditions, the Borrower has the right to draw an additional $20.0 million through June 30, 2028. The HSBC Loan Agreement provides for an additional $20.0 million over two tranches, with $10.0 million available upon the achievement of milestones related to the clinical development of evorpacept and ALX2004 and $10.0 million at the HSBC Lender’s sole discretion. The proceeds of the loans may be used by the Borrower for general corporate purposes.

The term loans mature on June 1, 2030. The term loans will amortize in equal monthly installments beginning on July 1, 2028. However, upon the occurrence of the Interest Only Extension Event (as defined in the HSBC Loan Agreement), the term loans will begin to amortize in equal monthly installments beginning on July 1, 2029.

The term loans accrue interest at a floating per annum rate equal to the greater of (a) the Prime Rate (as defined in the HSBC Loan Agreement) and (b) 6.0%. Interest on the term loans is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full in their entirety at any time, subject to a prepayment fee. Upon the earlier of prepayment or maturity, the Company is required to pay a final payment fee of 2.0% of the original principal amount of funded term loans.

The Borrower’s and the guarantors’ obligations under the HSBC Loan Agreement are secured by substantially all of the Borrower’s and the guarantors’ assets, with a negative pledge on intellectual property, and will be guaranteed by future subsidiaries of the Company, subject to certain limitations.

The Borrower received net proceeds from issuance of the term loan of $9.7 million after deducting debt issuance costs of approximately $0.3 million. A portion of the net proceeds were used to refinance and pay off the existing Oxford-SVB Loan Agreement. Debt issuance costs were recorded as debt discount on the term loan, offsetting term loan, non-current on the condensed consolidated balance sheets. The debt discount will be amortized over the term of the loan as interest expense using the effective interest method. During the three months and six months ended June 30, 2026, interest expense incurred in connection with the HSBC Loan Agreement was a nominal amount.

The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. As of June 30, 2026, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of June 30, 2026, the Borrower and the guarantors were in compliance with all financial reporting covenants under the HSBC Loan Agreement.

As of June 30, 2026, the future maturities under the HSBC Loan Agreement are as follows (in thousands):

June 30, 2026
2026	$—
2027	—
2028	2,500
2029	5,000
2030	2,700
Total future maturities	10,200
Less: current portion of term loan	—
Total term loan, net of current portion	10,200
Less: unamortized debt discount	(450)
Less: unaccreted final payment costs	(45)
Term loan, non-current, net	$9,705

(8) STOCKHOLDERS’ EQUITY

On July 21, 2020, the Company’s amended and restated certificate of incorporation became effective, authorizing 1,000,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of June 30, 2026 and December 31, 2025, the Company had 138,216,247 and 54,388,022 shares of common stock outstanding, respectively, and no shares of undesignated preferred stock outstanding, respectively.

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

Common stock reserved for future issuance as of June 30, 2026 consists of the following:

June 30, 2026
Stock options issued and outstanding	15,900,181
Restricted stock units (RSUs) issued and outstanding	127,255
Stock options authorized for future issuance	2,494,055
Employee Stock Purchase Plan shares authorized for future issuance	1,952,030
Pre-funded warrants issued and outstanding	13,723,803
Total	34,197,324

At-the-Market Equity Offering

In December 2021, the Company entered into a sales agreement (as amended, Sales Agreement) with Cantor Fitzgerald & Co. and Credit Suisse Securities (USA) LLC (Credit Suisse), under which it may offer and sell shares of the Company’s common stock, having aggregate gross proceeds of up to $150.0 million, from time to time through them as the Company’s sales agents in its at-the-market (ATM) equity offering program. In August 2023, the Company entered into an amendment to the Sales Agreement to include UBS Securities LLC as an additional sales agent and to remove Credit Suisse as a sales agent. As of June 30, 2026, the Company had issued approximately 3,183,109 shares of common stock pursuant to the Sales Agreement for net proceeds of $31.4 million. The Company may terminate this ATM program at any time, pursuant to its terms.

Pre-Funded Warrants

In October 2023, the Company completed a registered offering (the October 2023 Offering) pursuant to a shelf registration statement, which provides for aggregate offerings of up to $450.0 million of the Company’s securities. As part of the October 2023 Offering, the Company issued pre-funded warrants (2023 Pre-Funded Warrants) to certain investors to purchase 1,250,000 shares of common stock at an offering price of $6.379 per pre-funded warrant. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.001 per share. Additional information regarding the 2023 Pre-Funded Warrants is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 9, 2026. As of June 30, 2026, zero shares underlying the 2023 Pre-Funded Warrants have been exercised.

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

As of June 30, 2026, 6,100,317 shares underlying the 2026 Pre-Funded Warrants have been exercised.

The following table provides a summary of pre-funded warrants activity:

Number of Warrants
Outstanding as of December 31, 2025	1,250,000
Issued	18,574,120
Exercised	(6,100,317)
Expired	—
Outstanding as of June 30, 2026	13,723,803

Outstanding pre-funded warrants as of June 30, 2026 and 2025 consists of the following:

	June 30,
	2026	2025
2023 Pre-Funded Warrants	1,250,000	1,250,000
2026 Pre-Funded Warrants	12,473,803	—
Total outstanding	13,723,803	1,250,000

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

The Company determined that the performance conditions for one tranche of PSUs was achieved by the March 31, 2025 deadline. During the three months and six months ended June 30, 2026, the Company recognized compensation expense of zero and $0.1 million, respectively, related to this tranche of PSUs. During the three months and six months ended June 30, 2025, the Company recognized compensation expense of $0.1 million and $0.7 million, respectively, related to this tranche of PSUs. The performance conditions for the other tranche of PSUs was not achieved as of March 31, 2025, and therefore, these awards were forfeited. As of June 30, 2026, there were no PSUs outstanding and unvested.

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan, or the ESPP, eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions.

Stock-based Compensation Expenses

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$1,278	$840	$2,479	$3,845
General and administrative	1,405	1,296	2,713	3,507
Total	$2,683	$2,136	$5,192	$7,352

(10) NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the three months and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(17,971)	$(25,949)	$(35,898)	$(56,703)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	135,639,684	53,445,631	120,097,125	54,031,176
Net loss per share, basic and diluted	$(0.13)	$(0.49)	$(0.30)	$(1.05)

The weighted average shares of common shares outstanding includes pre-funded warrants to purchase 13,723,803 shares of common stock for the three months and six months ended June 30, 2026 and 1,250,000 shares of common stock for the three months and six months ended June 30, 2025.

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months and six months ended June 30, 2026 and 2025 because including them would have been anti-dilutive:

	Three Months and Six Months Ended
	June 30,
	2026	2025
Stock options to purchase common stock	15,900,181	12,786,569
Unvested RSUs	127,255	417,677
Unvested PSUs	—	69,750
Total	16,027,436	13,273,996

(11) COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2026.

Contingencies

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions will be expensed as incurred. The Company will assess, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates will be recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. As of June 30, 2026, the Company had no pending or threatened litigation.

Other Contractual Obligations and Other Commitments

The Company has other contractual obligations and other commitments from manufacturing and service contracts, which are presented as follows as of June 30, 2026 (in thousands):

	June 30, 2026
	Total	2026 (remaining six months)	2027-2028	2029-2030	Thereafter
Manufacturing and service contracts	$1,967	$1,386	$581	$—	$—
Total	$1,967	$1,386	$581	$—	$—

In November 2015, the Company entered into a Master Service Agreement, or the MSA, with KBI Biopharma, Inc. relating to formulation development, process development and current good manufacturing practices, or cGMP, manufacturing of evorpacept for use in clinical trials on a project basis. The MSA had an initial term of three years with successive one-year renewal periods, which was extended an additional eight years until November 2026, is cancellable upon notice and is non-exclusive. Statements of work under the MSA commit the Company to certain future purchase obligations of approximately $0.5 million. In addition, the Company has commitments with two other pharmaceutical contract manufacturers and suppliers, including certain future purchase obligations of approximately $1.5 million. These amounts are based on non-cancellable commitments and forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies that may impact timing of purchases.

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

(12) SUBSEQUENT EVENTS

In preparing the consolidated financial statements as of June 30, 2026, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

Overview

We are a clinical-stage biotechnology company advancing a pipeline of novel therapies designed to treat cancer and extend patients’ lives. Our clinical pipeline includes two clinical-stage product candidates, the CD47 blocker evorpacept and an epidermal growth factor receptor (EGFR)-targeted antibody drug candidate (ADC) ALX2004. Our lead product candidate, evorpacept, has demonstrated potential to serve as a cornerstone therapy upon which the future of immuno-oncology can be built. Evorpacept is currently being evaluated in combination with trastuzumab and chemotherapy in patients with metastatic HER2-positive breast cancer in the Phase 2 ASPEN-09-Breast clinical trial and is also being studied in clinical trials with other targeted anti-cancer antibodies. Cancer cells leverage CD47, a cell surface protein, as a “don’t eat me” signal to evade macrophage phagocytosis. We are developing evorpacept to be a next-generation checkpoint inhibitor designed to have a high affinity for CD47 and to avoid the limitations caused by hematologic toxicities inherent in other CD47 blocking approaches. Our second pipeline candidate, ALX2004, is a novel EGFR-targeted antibody-drug conjugate with a differentiated design and entered into a Phase 1 clinical trial in August 2025.

Evorpacept is a next-generation CD47 blocking therapeutic that we believe has significantly enhanced properties compared to competing CD47 blocking approaches. Evorpacept is a fusion protein that combines a high-affinity CD47 binding domain with a proprietary inactivated Fc domain. The CD47 binding domain of evorpacept is an affinity enhanced extracellular domain of SIRPα, a protein found on myeloid cells such as macrophages, that is the natural receptor to CD47. We have engineered the Fc domain of evorpacept so that it does not provide a pro-phagocytic signal while still maintaining an antibody-like half-life for the molecule. We believe our inactive Fc approach improves tolerability when compared to other CD47 blocking approaches that have an Fc domain that engages activating receptors on macrophages, causing phagocytosis and death of healthy CD47-expressing cells in addition to cancer cells.

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

Data from the randomized ASPEN-06 Phase 2 clinical trial supports the clinical validation of this mechanism of action. ASPEN-06 evaluated the contribution of evorpacept to HERCEPTIN® (trastuzumab) plus standard of care (CYRAMZA® (ramucirumab) + paclitaxel) (Evo-TRP), versus trastuzumab, ramucirumab, and paclitaxel (TRP) in second line or later human epidermal growth factor receptor 2 (HER2)-positive gastric/gastroesophageal junction (GEJ) cancer, where all patients had received an anti-HER2 agent in prior lines of therapy. The full data set was previously presented. Results from a pre-planned exploratory analysis were presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting:

▪
In a pre-planned exploratory analysis of the ASPEN-06 clinical trial in gastric cancer, CD47 overexpression was identified as a key predictive biomarker for response and durable benefit in patients with retained HER2 expression. Retained HER2 expression is defined as patients who are HER2 positive on a tumor biopsy after receiving a HER2-targeted treatment or by HER2 amplification by circulating tumor DNA (ctDNA). The data was highlighted as part of a poster presentation at the SITC Annual Meeting in November 2025.
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
o
In August 2025, we announced that based on the magnitude of benefit in patients with high CD47 expression in HER2-positive gastric cancer, the ASPEN-09-Breast study in HER2-positive breast cancer evaluating evorpacept in combination with trastuzumab and chemotherapy has been amended to a single-arm design and will be evaluated by CD47 expression.
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

From inception through June 30, 2026, we have raised an aggregate of $795.0 million to fund our operations, of which $175.1 million were net proceeds from sales of our convertible preferred stock, $5.8 million were net proceeds from borrowings under a term loan, $169.5 million were net proceeds from our initial public offering, $194.9 million were net proceeds from our registered offering in December 2020, $9.3 million were net proceeds from borrowings under the Oxford-SVB Loan Agreement (as defined below), $58.9 million were net proceeds from our registered offering in October 2023, $140.4 million in net proceeds from our registered offering in February 2026, $9.7 million were net proceeds from borrowings under the HSBC Loan Agreement (as defined below), and $31.4 million were net proceeds from our at-the-market (ATM) offering. For more information on the funding of our operations since inception, see section titled “—Liquidity and Capital Resources; Plan of Operations—Funding Requirements” included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred net losses in each year since inception. Our net losses were $18.0 million and $25.9 million for the three months ended June 30, 2026 and 2025, respectively, and $35.9 million and $56.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $758.7 million. Substantially all of our operating losses are a result of expenses incurred in connection with our research and development programs, primarily evorpacept, and from general and administrative expenses associated with our operations.

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

Lease Termination (Gain) and Impairment Charge

Our lease termination (gain) and impairment charge consists of a gain from lease termination and impairment of long-lived assets related to the Palo Alto lease.

Interest Income

Our interest income consists primarily of interest income on cash, cash equivalents and investments.

Interest Expense

Our interest expense consists primarily of interest expense on the term loan, amortization of deferred debt issuance costs, and interest related to finance leases.

Other Expense, Net

Our other expense, net consists primarily of realized foreign currency transaction gains and losses and losses on the disposal of fixed assets.

Loss on Debt Extinguishment

Our loss on debt extinguishment consists of a loss from the early extinguishment of the Oxford-SVB Loan.

Results of Operations and Net Loss

The following table summarizes our results of operations for the three months and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Operating expenses:
Research and development	$13,138	$18,022	$(4,884)	-27%	$26,744	$41,910	$(15,166)	-36%
General and administrative	5,133	5,451	(318)	-6%	10,493	13,383	(2,890)	-22%
Lease termination (gain) and impairment charge	(238)	3,175	(3,413)	-107%	(238)	3,175	(3,413)	-107%
Total operating expenses	18,033	26,648	(8,615)	-32%	36,999	58,468	(21,469)	-37%
Loss from operations	(18,033)	(26,648)	8,615	-32%	(36,999)	(58,468)	21,469	-37%
Interest income	1,508	1,106	402	36%	2,690	2,589	101	4%
Interest expense	(285)	(405)	120	-30%	(616)	(811)	195	-24%
Other expense, net	(257)	(2)	(255)	12750%	(69)	(13)	(56)	431%
Loss on debt extinguishment	(904)	—	(904)	100%	(904)	—	(904)	100%
Net loss	$(17,971)	$(25,949)	$7,978	-31%	$(35,898)	$(56,703)	$20,805	-37%

Research and Development Expenses

The following table summarizes our research and development (R&D) expenses incurred for the three months and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Clinical and development costs	$7,093	$11,834	$(4,741)	-40%	$15,373	$22,371	$(6,998)	-31%
Preclinical costs	524	618	(94)	-15%	459	1,856	(1,397)	-75%
Personnel and related costs	3,455	3,582	(127)	-4%	6,630	11,145	(4,515)	-41%
Stock-based compensation expense	1,278	840	438	52%	2,479	3,845	(1,366)	-36%
Other research costs	788	1,148	(360)	-31%	1,803	2,693	(890)	-33%
Total R&D expenses	$13,138	$18,022	$(4,884)	-27%	$26,744	$41,910	$(15,166)	-36%

R&D expenses decreased by $4.9 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a decrease of $4.7 million in clinical and development costs primarily due to change in clinical development strategy reducing the number of active clinical trials in the current quarter compared to prior period, a decrease of $0.4 million in other research costs, and a decrease of $0.1 million in personnel and related costs. These decreases were offset by an increase of $0.4 million in stock-based compensation expense due to absence of terminations from the reduction in workforce which occurred in early 2025.

R&D expenses decreased by $15.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a decrease of $7.0 million in clinical and development costs primarily due to change in clinical development strategy reducing the number of active clinical trials in the current period compared to prior period, a decrease of $4.5 million in personnel and related costs primarily driven by the reduction in workforce in early 2025, a decrease of $1.4 million in preclinical costs due to pipeline prioritization strategy, a decrease of $1.4 million in stock-based compensation expense due to terminations from the reduction in workforce, and a decrease of $0.9 million in other research costs.

General and Administrative Expenses

The following table summarizes our general and administrative (G&A) expenses incurred for the three months and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel and related costs	$1,855	$1,876	$(21)	-1%	$3,696	$4,701	$(1,005)	-21%
Stock-based compensation expense	1,405	1,296	109	8%	2,713	3,507	(794)	-23%
Other G&A costs	1,873	2,279	(406)	-18%	4,084	5,175	(1,091)	-21%
Total G&A expenses	$5,133	$5,451	$(318)	-6%	$10,493	$13,383	$(2,890)	-22%

G&A expenses decreased by $0.3 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a decrease of $0.4 million in other G&A costs from corporate legal and patent costs, offset by an increase of $0.1 million in stock-based compensation expense due to absence of terminations from the reduction in workforce which occurred in early 2025.

G&A expenses decreased by $2.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a decrease of $1.1 million in other G&A costs from corporate legal and patent costs, a decrease of $1.0 million in personnel and related costs primarily driven by the reduction in workforce in early 2025, and a decrease of $0.8 million in stock-based compensation expense due to terminations from the reduction in workforce.

Lease Termination (Gain) and Impairment Charge

In May 2025, we made a decision to sublease our leased property in Palo Alto, resulting in a long-lived asset impairment charge of $3.2 million based on the performed impairment analysis for the three months and six months ended June 30, 2026. In June 2026, we terminated our leased property in Palo Alto, resulting in a lease termination gain of $0.2 million for the three months and six months ended June 30, 2025.

Interest Income

Interest income increased by $0.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and by $0.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increases were primarily attributable to higher cash and investment balances during 2026 as compared to 2025.

Interest Expense

Interest expense decreased by $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and by $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases were primarily due to lower interest rates during 2026 as compared to 2025.

Other Expense, Net

Other expense, net increased by $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to loss incurred on disposal of fixed assets related to the lease termination of our Palo Alto office and laboratory space in May 2026. Other expense, net remained flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Loss on Debt Extinguishment

Loss on debt extinguishment increased by $0.9 million for the three months and six months ended June 30, 2026 compared to the three months and six months ended June 30, 2025 due to the early termination of the Oxford-SVB Loan in June 2026.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Since our inception, we have incurred significant operating losses and have not generated any product revenue. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all, subject to regulatory and marketing approval of any of our product candidates. To date, we have funded our operations with proceeds from the sales of shares of our common stock and convertible preferred stock and borrowings under our term loan. As of June 30, 2026, we had cash, cash equivalents and investments of $153.4 million.

Funding Requirements

We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2026, we had an accumulated deficit of $758.7 million. We expect our expenses to incur significant expenses in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. Management recognizes the need to raise additional capital to fully implement its business plan. The timing and amount of such future capital requirements are difficult to forecast and will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Other than a loan and security agreement (the HSBC Loan Agreement) we entered into with HSBC Ventures USA Inc. (HSBC) (the HSBC Lender), for a secured multi-tranche term loan facility of up to $50.0 million in June 2026, we do not have any committed external source of funds. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

In October 2022, we entered into the loan and security agreement (the Oxford-SVB Loan Agreement) with Oxford Finance LLC, Oxford Finance Credit Fund II LP, and Silicon Valley Bank (SVB) (collectively, the Oxford-SVB Lenders) for a secured term loan facility of up to $100.0 million. Upon closing of the Oxford-SVB Loan Agreement, we drew $10.0 million. Under the original terms of the Oxford-SVB Loan Agreement, we had the right to draw an additional $40.0 million through the end of 2023. A further $50.0 million was potentially available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at the Oxford-SVB Lenders’ sole discretion. For a description of the terms of the Oxford-SVB Loan Agreement, see “Note 7. Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On May 31, 2023, we entered into a second amendment to the Oxford-SVB Loan Agreement. The primary purpose of the second amendment was to reduce the percentage of the amount required to be held in our collateral account with SVB-First Citizens from 100% to not less than 50% of the aggregate dollar value of all our collateral accounts.

In October 2023, we completed a registered offering pursuant to the 2022 Shelf Registration Statement. In this registered offering, we issued and sold an aggregate of 8,663,793 shares of common stock, including the underwriters’ exercise in full of their overallotment option of 1,293,103 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,250,000 shares of common stock at an offering price of $6.38 per share and $6.379 per pre-funded warrant. Net proceeds were approximately $58.9 million, after deducting underwriting discounts and commissions of $3.8 million and offering-related expenses of $0.6 million. As of June 30, 2026, no shares underlying these pre-funded warrants had been exercised.

In December 2023, we entered into a third amendment to the Oxford-SVB Loan Agreement. The primary purpose of the third amendment was to (i) extend the draw period for the first tranche loans from December 31, 2023 to June 30, 2024, (ii) add as a condition for the funding of any first tranche loans after the effective date of the amendment, the requirement that the Phase 2 portion of the ASPEN-06 study in gastric/GEJ cancer either remains ongoing or the achievement of a milestone related to the development of the ASPEN-06 study, and (iii) add a contingency fee in the amount of $0.6 million to the Oxford-SVB Lenders if the Company prepays any of the loans under the Oxford-SVB Loan Agreement other than in connection with refinancing of the Oxford-SVB Loan Agreement with the Oxford-SVB Lenders and their affiliates.

We decided not to draw down on any portion of the $40.0 million available to us under the Oxford-SVB Loan Agreement by the deadline of June 30, 2024. As a result of this decision, the $40.0 million was added to the $25.0 million available upon the achievement of pre-determined development milestones for a total of $65.0 million available, split equally between each of the two tranches. We did not achieve all of the requirements needed to gain access to each of the two tranches available upon the achievement of pre-determined development milestones by the deadline of December 31, 2024. The term loans under the Oxford-SVB Loan Agreement would have matured on October 1, 2027. We began to make principal payments in equal monthly installments beginning on December 1, 2025.

On March 6, 2025, we filed a shelf registration statement with the SEC that became effective on April 24, 2025 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement replaced the 2022 Shelf Registration Statement and registered the unsold securities from the 2022 Shelf Registration Statement, including those available under the ATM program. From December 2021 to June 30, 2026, we sold an aggregate of 3,183,109 shares of common stock under our Sales Agreement for net proceeds of $31.4 million, after deducting commissions. We may terminate this ATM program and the Sales Agreement at any time, pursuant to its terms.

On February 2, 2026, we completed a registered offering and issued an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. We received net proceeds of approximately $140.4 million, after deducting underwriting discounts and commissions of $9.0 million and other offering-related expenses of $0.6 million. As of June 30, 2026, 6,100,317 shares underlying these pre-funded warrants had been exercised.

In June 2026, we entered into the HSBC Loan Agreement as described above. Pursuant to the HSBC Loan Agreement, we borrowed $10.0 million of loans at closing (through our wholly owned subsidiary, ALX Oncology Inc.), the proceeds of which were used to refinance and pay all outstanding principal, interest and other amounts owing under the existing Oxford-SVB Loan Agreement and to pay closing fees and expenses. Under the terms of the HSBC Loan Agreement, subject to the satisfaction of customary conditions, we have the right to draw an additional $20.0 million through June 30, 2028. A further $20.0 million is potentially available to us, $10.0 million upon the achievement of pre-determined development milestones and $10.0 million at the HSBC Lender’s sole discretion. The proceeds of the loans may be used by us for general corporate purposes. For a description of the terms of the HSBC Loan Agreement, see “Note 7. Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2028. Additionally, the Company also has the ability to further utilize the ATM program. We have based these estimates on assumptions in which actuals may materially differ and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table presents a summary of the net cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(34,705)	$(48,069)
Investing activities	(98,513)	49,961
Financing activities	139,732	(157)
Net increase in cash, cash equivalents and restricted cash	$6,514	$1,735

Operating Activities

In the six months ended June 30, 2026, net cash used in operating activities of $34.7 million was attributable to a net loss of $35.9 million and a change in our net operating assets and liabilities of $3.1 million, offset by non-cash charges of $4.3 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable and accrued expenses and other current liabilities of $3.6 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $0.9 million, (iii) a decrease in other non-current liabilities of $0.7 million and (iv) a decrease in other assets of $0.3 million. Non-cash charges consisted primarily of stock-based compensation expense of $5.2 million, loss on debt extinguishment of $0.9 million, non-cash lease costs of $0.7 million, and depreciation and amortization costs of $0.2 million, offset by a gain on lease termination of $2.6 million and net accretion of discounts on investments of $0.5 million.

In the six months ended June 30, 2025, net cash used in operating activities of $48.1 million was attributable to a net loss of $56.7 million and a change in our net operating assets and liabilities of $2.5 million, offset by non-cash charges of $11.2 million. The change in operating assets and liabilities was primarily due to (i) a decrease in accounts payable, payable and accrued liabilities due to related party, and accrued expenses and other current liabilities of $1.7 million primarily due to timing of invoices and payments, (ii) a decrease in prepaid and other current assets of $0.7 million, (iii) a decrease in other non-current liabilities of $1.0 million and (iv) an increase in other assets of $0.4 million. Non-cash charges consisted primarily of stock-based compensation expense of $7.4 million, non-cash lease costs of $0.9 million, depreciation and amortization costs of $0.4 million, and lease impairment charge of $3.2 million offset by net amortization of premiums and accretion of discounts on investments of $0.8 million.

Investing Activities

In the six months ended June 30, 2026, net cash used in investing activities of $98.5 million was attributable to purchases of short-term and long-term investments of $130.2 million, offset by cash received for maturities of investments of $31.8 million.

In the six months ended June 30, 2025, net cash provided by investing activities of $50.0 million was attributable to cash received for maturities of investments of $91.2 million, offset by purchases of short-term and long-term investments of $41.2 million and purchases of property and equipment of $0.1 million.

Financing Activities

In the six months ended June 30, 2026, net cash provided by financing activities of $139.7 million was attributable to proceeds from equity offerings of $150.0 million, proceeds from issuance of term loan of $10.0 million, proceeds from exercise of stock options under equity incentive plan of $0.7 million, offset by payments for issuance costs related to equity offerings of $9.6 million, payments for early debt extinguishment of $8.2 million, principal payments on term loan of $2.6 million, principal payments on finance leases of $0.5 million, and payments for debt issuance costs of $0.1 million.

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

Our significant accounting policies and critical accounting estimates are more fully described in the notes to our audited consolidated financial statements and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.

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

As of June 30, 2026, we had cash, cash equivalents and investments of $153.4 million. We generally hold our cash and cash equivalents in interest-bearing bank accounts and money market funds. We have invested primarily in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities and all our investments are classified as available-for-sale. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

As of June 30, 2026, we had borrowings of $10.0 million outstanding under the HSBC Loan Agreement. Borrowings under the HSBC Loan Agreement bear interest at a floating rate per annum equal to the greater of (a) the Prime Rate (as defined in the HSBC Loan Agreement) and (b) 6.0%. An immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2026. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
We will require substantial additional capital to finance our operations, and such capital may not be available to us when needed or may only be available on terms that are unfavorable to us;
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue from product sales, licenses or collaborations to date and have financed our operations principally through public offerings of our common stock and private placements of our convertible preferred stock. Our net losses were $18.0 million and $25.9 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $758.7 million. We have devoted substantially all of our resources and efforts to research and development. Our product candidates, evorpacept and ALX2004, are in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2026, we had cash, cash equivalents and investments of $153.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments and net proceeds of $140.4 million raised in our registered offering that closed in February 2026 (the February 2026 Offering) will be sufficient to fund our operations through the first half of 2028. Our estimate as to how long we expect our existing cash, cash equivalents, investments and funds available from our term loan will be sufficient to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as periods of a rising rate of inflation or economic downturns, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq. Other than the loan and security agreement the Company’s wholly-owned subsidiary, ALX Oncology Inc., entered into with HSBC Ventures USA Inc. (HSBC Lender) for a secured multi-tranche term loan facility of up to $50.0 million (the HSBC Loan Agreement), we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect one’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, our HSBC Loan Agreement restricts our ability to incur additional indebtedness without the consent of the HSBC Lender. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were incorporated and commenced operations in 2015, have no products approved for commercial sale and have not generated any revenue from product sales, licenses or collaborations. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates and conducting preclinical and clinical trials of our product candidates, including Phase 1 and Phase 2 clinical trials of evorpacept and Phase 1 clinical trial of ALX2004. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

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

In June 2026, the Company’s wholly-owned subsidiary, ALX Oncology Inc., entered into the HSBC Loan Agreement, under which we have borrowed $10.0 million. Under the HSBC Loan Agreement, we may draw up to an additional $20.0 million through June 30, 2028. A further $20.0 million is potentially available to us, $10.0 million upon the achievement of pre-determined development milestones and $10.0 million at the HSBC Lender’s sole discretion. The proceeds of the loans may be used by us for working capital and to fund our general business requirements.

The term loans under the HSBC Loan Agreement mature on June 1, 2030. The term loans will amortize in equal monthly installments beginning on July 1, 2028. However, upon the occurrence of the Interest Only Extension Event (as defined in the HSBC Loan Agreement), the term loans will begin to amortize in equal monthly installments beginning on July 1, 2029. The term loans accrue interest at a floating rate as described elsewhere in this report, and interest is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full with various prepayment premiums. Upon the earlier of prepayment or maturity of any term loan, we are required to pay a fee of 2.0% of the original principal amount of such funded term loan. We are also obligated to pay other customary fees for a loan facility of this type and size.

The term loans under the HSBC Loan Agreement are secured by substantially all of our assets, except our intellectual property, which is the subject of a negative pledge, and will be guaranteed by our future subsidiaries, subject to certain limitations.

The HSBC Loan Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, dispose of assets, effect certain mergers, incur debt, grant liens, pay dividends and distributions on our capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type.

If we default under the HSBC Loan Agreement, the HSBC Lender will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. The events of default under the HSBC Loan Agreement include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, and judgment defaults. The occurrence of an event of default could result in the acceleration of our obligations under the HSBC Loan Agreement, the termination of the HSBC Lender’s commitments, a 3.0% increase in the applicable rate of interest and the exercise by the HSBC Lender of other rights and remedies provided for under the HSBC Loan Agreement. Any declaration by the HSBC Lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or comparable international regulatory authorities. Subject enrollment is a significant factor in the timing of clinical trials. If clinical trials of evorpacept and ALX2004 are focused on indications with small patient populations, our ability to enroll eligible subjects may be limited or may result in slower enrollment than we anticipate.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approaches, including with respect to the targeting of the CD47 pathway, targeting epidermal growth factor receptor (EGFR) as an antibody-drug conjugate target, and others are based on entirely different approaches. We are aware that Adagene, Akesobio, Bio-Thera Solutions, Boehringer Ingelheim, Bristol Myers Squibb, Byondis, Centessa, Conjupro Biotherapeutics, CTTQ (SinoBiological), D3 Bio, Daiichi Sankyo, Exelixis, GenSci, Gilead Sciences (through its acquisition of Forty Seven), Hanchor Bio, HanxBio, Henlius, Hisun, Hutchmed, I-Mab, Ichnos, ImmuneOncia Therapeutics, ImmuneOnco Biopharma, Innovent, Kahr, LaNova, Lightchain Bioscience, Mabwell Therapeutics, Mabworks, Novimmune, OSE Immunotherapeutics, Pfizer (through its acquisition of Trillium Therapeutics), Phanes, Pyxis Oncology (through its acquisition of Apexigen), Shandong New Time, Shattuck Labs, Sorrento Therapeutics, Sumgen, SunHo Pharmaceutical, TG Therapeutics, Waterstone, and Zai Lab, among others, are developing or have begun development of drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. We are also aware that Allink Biotherapeutics, Avenzo Therapeutics, BeOne, BioNTech, BlissBio, Bristol Myers Squibb with Systimmune, CSPC, Doma, GenSci, Hansoh Pharma, Henlius, Innovent, Junshi Biopharma, Miracogen, Merck, Novatim, and VelaVigo, among others, are developing or have begun development of antibody drug conjugates (ADCs) targeting EGFR. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our product candidates may be administered in combination with drugs of other pharmaceutical companies as one regimen. In addition, we currently use, and plan to use in the future, third-party drugs in our development and clinical trials as controls for our studies. As a result, the results of our clinical trials and the sales of our drugs may be affected by the availability of these third-party drugs. For instance, we have entered and may in the future enter into clinical trial collaboration and supply agreements with other pharmaceutical companies, pursuant to which our collaboration counterparties will supply doses of third-party drugs for use in certain clinical trials. If any such agreement is terminated before the trial is completed, we may need to find another source of the third-party drug in order to continue the trial.

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

There also has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their drugs, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Programs rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, Centers for Medicare & Medicaid Services, or CMS, selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the MFP for the Medicare Drug Price Negotiation Program for 2028, consistent with the Inflation Reduction Act. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act, which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and agency rules implemented by the current U.S. presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Additionally, the California Privacy Rights Act, or the CPRA, was approved by California voters in November 2020. The CPRA modified and augmented the CCPA significantly, effective as of January 1, 2023, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Numerous other states have proposed, and in certain cases enacted similar laws, including comprehensive privacy laws similar to the CCPA enacted in Alabama, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oklahoma, Oregon, Rhode Island, Tennessee, Texas, Utah, Vermont, and Virginia. Other states have proposed, and in certain cases enacted, legislation addressing privacy and cybersecurity in the context of specific subject matter such as biometrics and health-related personal information. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. As we expand our operations, preclinical studies and clinical trials, these new state laws and other state laws and regulations relating to privacy, data security, and the collection, use, transfer, and other processing of data may increase our compliance costs and potential liability. Laws and regulations relating to these matters are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with these and any other applicable laws and regulations relating to these matters is a rigorous, costly and time-intensive process, and we may be required to put in place additional mechanisms to address new and changing obligations under these laws and regulations. Actual or alleged noncompliance with any such laws and regulations may lead to regulatory investigations, enforcement actions, claims and litigation, and if we fail to comply with any such laws or regulations, we may face significant fines and penalties. Any of these could adversely affect our business, financial condition and results of operations.

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

As of June 30, 2026, we had 48 employees, including 32 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect we will need additional managerial, scientific, technical, medical, operational, sales, marketing, financial and other personnel. Future growth may impose significant added responsibilities on members of management, including:

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

Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated our product research and development efforts on our novel approaches, and our future success depends on the successful development of our product candidates, evorpacept and ALX2004, and any future product candidates that we develop. There can be no assurance that any development problems we experience in the future related to our novel approaches will not cause significant delays or unanticipated costs or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

Our spending on current and future research and development programs, such as evorpacept, for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we entered into clinical trial collaborations with our collaborators, including Sanofi, Jazz and the investigator-sponsored trials, to supply evorpacept for clinical trials to advance new combination therapies. We have limited control over the amount and timing of resources that our collaborators dedicate to the development of our products. Any termination or disruption of collaborations could result in delays in the development of products, increases in our costs to develop the products or the termination of development of a product.

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

Under the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by its shareholders holding 5% or more over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, in either case as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2025, we had net operating loss carryforwards of approximately $305.4 million and $69.0 million for U.S. federal and state income tax purposes, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company. The federal net operating losses carry forward indefinitely but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryforwards will begin to expire in 2038. Other limitations may apply under state law. For example, California legislation suspends the use of state net operating losses by taxpayers with net business income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

We may from time-to-time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, our 2025 Shelf Registration Statement provides for aggregate offerings of up to $364.1 million of the Company’s securities inclusive of up to $119.1 million of shares of our common stock through the at-the-market, or ATM, offering. From December 2021 to June 30, 2026, we sold an aggregate of 3,183,109 shares of common stock under our ATM offering. On October 10, 2023, we completed a registered offering (the October 2023 Offering) for the issuance and sale of an aggregate of 8,663,793 shares of common stock at an offering price of $6.38 per share and pre-funded warrants to purchase 1,250,000 shares of common stock at an offering price of $6.379 per pre-funded warrant. On February 2, 2026, we completed the February 2026 Offering for the issuance and sale of an aggregate of 76,979,112 shares of common stock at an offering price of $1.57 per share and pre-funded warrants to purchase 18,574,120 shares of common stock at an offering price of $1.569 per pre-funded warrant. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and February 2026 Offering. As of June 30, 2026, 6,100,317 shares underlying the pre-funded warrants had been exercised. If we issue common stock or securities convertible into common stock, our stockholders will experience additional dilution and our stock price may decline.

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
▪
any increase in interest expense due to an increase in the floating rate under the HSBC Loan Agreement as described elsewhere in this Quarterly Report on Form 10-Q;
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

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations. Further, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, the President recently signed into law the 2026 National Defense Authorization Act, which includes Section 851 regarding a “[p]rohibition on contracting with certain biotechnology providers" (the BIOSECURE Act), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. This legislation, including its implementing regulations, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies. Once the implementing regulations of Section 851 come into effect, which will be no later than the second half of 2028, some of our business partners may be designated as biotechnology companies of concern through the criteria and process established by the implementing regulations. Even if we do not seek any covered federal government contracts, grants, or loans, it is possible that commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern.

In addition, in February and April 2025, the current U.S. presidential administration imposed new tariffs on China and China responded with tariffs on select U.S. goods. While we cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, if we are unable to obtain or use services or products from existing service providers, including those of contract development and manufacturing organizations, or if alternative service providers cannot be secured at an acceptable cost or at all, or if such actions cause broader disruption in drug manufacturing and related industries that impact drug product availability or pricing, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

On October 10, 2023, we completed the October 2023 Offering and on February 2, 2026, we completed the February 2026 Offering. Our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and February 2026 Offering. As of June 30, 2026, 6,100,317 shares underlying the pre-funded warrants had been exercised. Furthermore, we currently have an effective resale shelf registration statement which enables the selling stockholders thereunder, three of our largest stockholders, to sell shares in the public market which could cause our stock price to decline. In addition, any future sales of shares of common stock or other securities under our 2025 Shelf Registration Statement, including pursuant to our ATM facility, could put downward pressure on our stock price. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder’s ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect one’s rights as a common stockholder. Sales of equity securities may be made under our 2025 Shelf Registration Statement and pursuant to our related ATM facility described therein. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants issued in the October 2023 Offering and the February 2026 Offering. As of June 30, 2026, 6,100,317 shares underlying the pre-funded warrants had been exercised. Debt financing, if available, may involve fixed payment obligations or agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. The HSBC Loan Agreement with the HSBC Lender restricts our ability to incur additional indebtedness without the consent of the HSBC Lender. If we raise additional funds through partnerships, collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our clinical or discovery programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Item 6. Exhibits

INCORPORATED BY REFERENCE
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH

10.1+	2020 Employee Stock Purchase Plan, as amended					X

10.2+#

Loan and Security Agreement, dated as of June 25, 2026, among ALX Oncology Inc., as borrower, and ALX Oncology Holdings Inc. and ALX Oncology Limited, each as guarantors, and HSBC Ventures USA Inc., as bank.

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

ALX ONCOLOGY HOLDINGS INC.

Date: August 6, 2026	By:	/s/ Jason Lettmann
Jason Lettmann
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Harish Shantharam
Harish Shantharam
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Shelly Wong
Shelly Wong
Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)